Form 10KSB40
period 1998-12-31
OCONEE FINANCIAL CORP
filed 1999-03-30
CIK 1076691

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-KSB


----    Annual Report Pursuant to Section 13 or 15(d) of
| X |   The Securities Exchange Act of 1934
----    For the Fiscal Year Ended December 31, 1998

----    Transition Report Pursuant to Section 13 or 15(d) of
|   |   The Securities Exchange Act of 1934
----

                      Commission File Number 000-25267

                        Oconee Financial Corporation
         ----------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 Georgia                                  58-2442250
     -------------------------------                 --------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

           35 North Main Street, Watkinsville, Georgia  30677-0205
         ------------------------------------------------------------
            (Address of principal executive office)     (Zip Code)

Registrant's telephone number, including area code:  (706) 769-6611
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  None

Name of exchange on which registered:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $10.00 par value per share.

   Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes     X         No
                   -----           -----
   Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                               -----

   State issuer's revenues for its most recent fiscal year.  $11,056,635.
                                                             -----------
   Transitional Small Business Disclosure format.  Yes             No   X
                                                        ---            ---

   State the aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors): As of February 28, 1999: 116,102 shares of common stock $10.00 par value (the "Common Stock"), with an aggregate value of $16,834,790 (based on approximate market value of $145.00/share) (the last sale price known to the Registrant for the Common Stock, for which there is no established trading market).

   State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: As of March 15, 1999, there were issued and outstanding 180,000 shares of Common Stock, par value $10.00 per share.

                                   PART I
                                   ------

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL
-------

     Oconee Financial Corporation ("Oconee"), a registered bank holding company, was incorporated under the laws of Georgia in 1998 and commenced operations by acquiring 100% of the outstanding shares of Oconee State Bank (the "Bank") effective January 1, 1999. Oconee is the Bank's successor issuer after the aforementioned acquisition. All of Oconee's activities are currently conducted by the Bank, its wholly-owned subsidiary, which was incorporated as a bank under the laws of Georgia in 1959. At December 31, 1998, the Bank had approximately 600 holders of record of Common Stock, its only class of equity securities.

     At December 31, 1998, the Bank's total assets were $130,652,000, compared to $117,482,000 at year-end 1997. Over the past 5 years, total assets of the Bank have grown by $50,516,000 representing an increase of 63.4%.

FORWARD LOOKING STATEMENTS
--------------------------

     The following appears in accordance with the Securities Litigation Reform Act of 1995. These financial statements and financial review include forward looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, economic conditions, competition in the geographic business areas in which Oconee conducts its operations, material unforeseen changes in the financial stability and liquidity of Oconee's credit customers and material unforeseen complications arising from the year 2000 issue.
 .
SERVICES
--------

     The Bank is a community oriented, full-service commercial bank, located in Oconee County, Georgia with three banking offices and four automated teller machines (ATMs). The Bank places an emphasis on retail banking, and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposits, individual retirement accounts, safe deposit facilities, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, offers lines of credit, VISA and MasterCard accounts, and provides a variety of other banking services.

MARKETS
-------

     The primary market for the Bank is Oconee County, Georgia. The Bank's secondary market is defined as those counties contiguous to Oconee County, which include Clarke, Greene, Morgan, Walton, Barrow, and Oglethorpe, as well as any counties which are a part of the Athens Standard Metropolitan Statistical Area, but are not continguous to Oconee County.


DEPOSITS
--------

     The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1998, the Bank's deposit base totaled $116,120,000 and consisted of the following types of accounts:

                                                Amount      Percentage

Non-interest bearing demand deposits         $ 17,734,000        15.3%
Interest-bearing NOW accounts                  26,481,000        22.8%
Money market deposit accounts                   9,860,000         8.5%
Savings deposits                                8,876,000         7.6%
Time deposits less than $100,000               41,560,000        35.8%
Time deposits of $100,000 or more               4,999,000         4.3%
Individual Retirement Accounts                  6,610,000         5.7%
                                              -----------       -----
          Total Deposits                     $116,120,000       100.0%
                                              ===========       =====

     Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

LOANS
-----

     The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 1998, the Bank's loan portfolio totaled $76,780,000, consisting of the following categories of loans:

                                                Amount      Percentage

Loans secured by real estate                 $ 56,194,000        73.2%
Agricultural production & loans to farmers        638,000         0.8%
Commercial and industrial loans                10,433,000        13.6%
Credit cards and related plans                    738,000         1.0%
Consumer loans (excluding credit cards)         8,428,000        11.0%
All other loans                                    87,000         0.1%
Lease financing receivables                       301,000         0.4%
LESS:  Unearned income                            (39,000)       (0.1%)
                                              -----------       -----
    Total Loans Net of Unearned Income       $ 76,780,000       100.0%
                                              ===========       =====

    The following table shows the amounts and growth for loans, deposits, capital, and total assets at December 31, for the years ended 1993-1998 (dollar amounts are in millions).

                       1998     1997     1996    1995     1994     1993    5-Year Growth
                       ----     ----     ----    ----     ----     ----    -------------
     Loans           $  76.8   $ 72.3   $ 68.8   $58.6   $54.9    $55.9        37.4%
     Deposits          116.1    104.6     97.0    79.3    74.2     72.0        61.3%
     Capital            12.5     11.2     10.0     9.1     8.0      7.5        66.7%
     Total Assets      130.7    117.5    108.5    89.8    82.9     80.0        63.4%

As of December 31, 1998, the Bank had a concentration of loans to the housing industry. Loans secured by real estate totaled $56,194,000, which represented 73.2% of the Bank's loan portfolio at December 31, 1998. At year-end 1998, total commitments for development and construction loans were $35,673,933, which represented 46.5% of the Bank's total loans and 285.4% of the Bank's equity capital. The Bank's established guidelines for this concentration, is to be in a range of 200% - 285% of equity capital. Low interest rates and the desirability of living in Oconee County are fueling demand for new housing and therefore new subdivisions in the area. Georgia Highway 316, the Watkinsville by-pass, and the re-routing of Highway 441 will continue to encourage further housing growth, resulting in the Bank's continued concentration of loans to this industry. As of December 31, 1998, the Bank has no related borrower concentrations.

LENDING POLICY
--------------

     The current lending policy of the Bank is to offer consumer, real estate, and commercial credit services to individuals and entities that meet the Bank's credit standards. The Bank provides each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which he can make to a single borrower or related group of borrowers. As of December 31, 1998, the Bank had a legal lending limit of $1,512,500.

     The Board of Directors of the Bank is responsible for approving and monitoring the loan policy, providing guidance and counsel to all lending personnel and approving all extensions of credit over $125,000.

LOAN REVIEW AND NON-PERFORMING ASSETS
-------------------------------------

     The Bank reviews its loan portfolio to determine deficiencies and corrective action to be taken. Senior lending officers conduct periodic reviews of borrowers with total direct and indirect indebtedness of $150,000 or more and ongoing review of all past due loans. Past due loans are reviewed at least weekly by lending officers, and a summary report is reviewed monthly by the Board of Directors of the Bank. The Board of Directors of the Bank reviews all loans over $150,000, whether current or past due, at least once annually. In addition, the Bank maintains internal classifications of potential problem loans.

INVESTMENT POLICY
-----------------

     The Bank's investment policy provides guidelines for determining permissible investments in the investment portfolio, credit criteria and quality ratings, the desired mix among those investments, and preferred maturity distribution of the portfolio. The Bank has five objectives concerning its investment portfolio which address asset/liability management, profitability, liquidity, pledging, and local community support. The Bank's President and Executive Vice President/CFO are authorized to buy and sell securities according to the criteria set forth in the investment policy. Individual transactions, portfolio composition and performance are reviewed by the Bank's Investment and Asset/Liability Management Committee and the full Board of the Bank on a monthly basis. The investment policy is reviewed annually by the Bank's Board of Directors.

     In general, the Bank's investment policy is to place U.S. Treasury and Agency securities in the Available for Sale portfolio, while State, County, and Municipal obligations are placed in the Held to Maturity portfolio. As of December 31, 1998, investment securities totaled $35,359,414 with $20,055,424 available for sale and $15,303,990 held to maturity.

The primary risks in the Bank's securities portfolio consist of 2 types:

     (1)  Credit risk, or the risk of default of the issuer.  Treasury and
          -------------------------------------------------
          Agency securities comprised 56.7% of the portfolio; therefore the credit risk is primarily limited to the risk of default of the U.S. Government and its agencies. State, County, and Municipal bonds represent 43.3% of the portfolio with the credit risk limited to the risk of default of the issuing municipality. Substantially all of such securities have been rated by a bond rating service and all are investment grade and bank qualified investments.

     (2)  Interest rate risk, or the risk of adverse movements in interest
          ----------------------------------------------------------------
          rates on the value of the portfolio.  In general, a rise in
          -----------------------------------
          interest rates will cause the value of the Bank's securities portfolio to decline. The longer the maturity of an individual security, the greater the effect of change in interest rate on its value. The Bank measures its interest rate risk exposure by analyzing its rate sensitivity GAP position. The Bank's GAP position is reviewed monthly by the Investment and Asset/Liability Management Committee and the Board of Directors.

COMPETITION
-----------

     The Bank competes in Oconee County with four other commercial banks. There are seven commercial banks in Athens-Clarke County, four of which have offices in Oconee County. As of June 30, 1998, the seven banks located in Athens-Clarke County held deposits totaling $1,135,156,000. The Bank's physical presence in Athens-Clarke County is limited to an ATM located in a convenience store. With three full service and one limited banking office, the Bank is the dominant market leader in Oconee County in terms of assets, deposit size, facility locations, and market coverage. The following table shows deposits by financial institution along with market share for the period ended June 30, 1998 (Dollar amounts are in thousands):

                                                    Total     Market
                                                  Deposits     Share
                                                 ----------  ----------
     Athens First Bank & Trust Company            $ 25,771       13.8%
     Bank of Georgia                                47,446       25.3%
     First American Bank & Trust Company             1,125        0.6%
     NationsBank, N.A.                               7,487        4.0%
     Oconee State Bank                             105,317       56.3%
                                                   -------      -----
         Total Deposits                           $187,146      100.0%
                                                   =======      =====

In addition to the Bank's competition in Oconee County, the Bank competes with commercial banks, thrifts, and various other financial institutions and brokerage firms located in Northeast Georgia counties outside its primary and secondary market areas. To a lesser extent, the Bank also competes for deposits and loans with credit unions and for loans with insurance companies, small loan or finance companies, and certain governmental agencies. To the extent that banks must maintain non-interest earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, the increased income competition from investment bankers and brokers and other financial service organizations may have a significant impact upon the competitive environment in which the Bank operates.

     Set forth below are certain ratios of the Bank for the years indicated:

                                                  1998     1997      1996
                                                  ----     ----      ----
Net income to:
     Average equity capital accounts             16.61%   15.66%    15.97%
     Average daily total deposits                 1.93%    1.75%     1.73%
Ratio of average daily loans to
  average daily deposits                         72.16%   74.23%    71.97%

For the most part, the business of the Bank is not materially seasonal. Construction and development lending are strongest in Spring and Summer. Building slows somewhat in Fall and Winter, but not to the degree that there is an appreciable impact upon the Bank's Balance Sheet or Statement of Earnings.

YEAR 2000 COMPLIANCE
--------------------

     Generally, the year 2000 risk involves computer programs and computer hardware that are not able to perform without interruption into the year 2000. The arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize the date change from December 31, 1999 to January 1, 2000. If Oconee's systems did not correctly recognize such a date change, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If it is not adequately addressed by Oconee or its suppliers and borrowers, the year 2000 issue could result in a material adverse impact on Oconee's financial condition, liquidity and results of operations.

     OCONEE'S STATE OF READINESS. The Bank began its Year 2000 project in 1996. The Bank established a Year 2000 Task Force comprised of executive and senior management of the Bank. The chairman of the committee is the Bank's President and CEO. The Year 2000 Task Force continues to communicate the Year 2000 issue and the Bank's status to the Board, employees, and the customers of the Bank. The Bank has made a complete assessment of its information technology systems and non-information technology systems and has contacted its system vendors requesting information as to their Year 2000 preparedness.

     The Bank has developed a year 2000 plan with the following phases: awareness, assessment, renovation, validation and implementation. The Bank developed a specific timeline to follow through each of these processes. The Bank is currently in the validation phase. Testing of renovated computer systems deemed mission critical for Year 2000 compliance was completed on March 10, 1999, with all other testing scheduled to be completed by June 30, 1999. Systems not deemed Year 2000 compliant will be upgraded or replaced by June 30, 1999 in accordance with the Bank's overall contingency plan.

     COSTS TO ADDRESS YEAR 2000 ISSUES. The Bank currently estimates that the total cost of such modifications for Year 2000 compliance issues will be approximately $230,500 expensed over the course of five years from 1998 through 2002 (including hardware/software expenses which are permitted to be capitalized). Year 2000 expenditures for 1999 have been budgeted and are not expected to have a significantly negative impact on results of operations, liquidity, or capital resources. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or additional costs will not arise.

     RISKS OF THIRD PARTY YEAR 2000 ISSUES. The impact of year 2000 non-compliance by outside parties with whom Oconee transacts business cannot be accurately gauged. Oconee has surveyed its major vendors and suppliers to ascertain their year 2000 readiness. Although all are not year 2000 compliant at this date, Oconee has received certain assurances that such third parties will be ready for the year 2000 date change by the end of 1999, including any additional certification from its major software provider.

     The Bank will continue to monitor the progress of third party vendors regarding their Year 2000 readiness focusing on mission critical applications including, but not limited to: The Federal Reserve Bank, Intercept, The Bankers Bank, telecommunications and power companies. The Year 2000 Task Force reviews progress reports from third party vendors. Third party progress reports may include, but are not limited to: updates from the company website, written status reports from the third party vendor, and verbal communication regarding the current status of the vendor. The Bank is currently requesting the results from the testing and validation of its mission critical third party vendors regarding business contingency plans.

     OCONEE'S CONTINGENCY PLAN. The Bank has established an overall contingency plan, a liquidity plan, as well as a business resumption contingency plan for implementation in the event of system or operational failures. The Bank has developed business resumption contingency plans that contain the following elements: (1) evaluates options and selects the most reasonable contingency strategy; (2) identifies contingency plans and implementation for each core business process; (3) establishes trigger dates to activate the contingency plans; (4) assigns responsibility for resumption of core business processes; (5) implements an independent review of the feasibility of the contingency plan; and (6) develops an implementation strategy for the century date change as well as other critical dates. In general, the overall contingency plan is designed to minimize disruptions of service to the Bank and its customers in the event of a Year 2000 disruption.

     The Bank is expected, by the Federal Deposit Insurance Corporation, to substantially complete the four phases of the business resumption contingency planning process as soon as possible, but no later than June 30, 1999. Oconee has completed the organizational planning, business impact, and contingency plan phases. We are reviewing and updating our current contingency plans, so that we will be able to complete the validation phase by June 30, 1999.

     The Bank's Year 2000 Liquidity Contingency Plan (Plan) provides a ready framework for meeting liquidity needs on an expedited basis. The Plan identifies and assesses liquidity needs in connection with Year 2000, further identifies and updates both primary and secondary sources of liquidity, and provides policy and procedures for the use of liquidity should the need for additional liquidity arise.


SUPERVISION AND REGULATION
--------------------------

     GENERAL. Oconee is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended

(the "Act"). Oconee is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

     The Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and
(iii) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

     Oconee must also register with the Georgia Department of Banking and Finance (the "GDBF") and file periodic information with the GDBF. As part of such registration, the GDBF requires information with respect to the financial condition, operations, management and intercompany relationships of Oconee and the Bank and related matters. The GDBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the GDBF have been complied with, and the GDBF may examine Oconee and the Bank.

     Oconee is an "affiliate" of the Bank under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to Oconee, (ii) investments in the stock or securities of Oconee by the Bank, (iii) the Bank's taking the stock or securities of an "affiliate" as collateral for loans by the Bank to a borrower, and (iv) the purchase of assets from Oconee by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Bank, a subsidiary of Oconee, is regularly examined by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank, as state banking association organized under Georgia law, is subject to the supervision of, and is regularly examined by, the GDBF. Both the FDIC and the GDBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

     PAYMENT OF DIVIDENDS. Oconee is a legal entity separate and distinct from the Bank. Most of the revenues of Oconee result from dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by Oconee to its shareholders.

     The Bank is a state chartered bank regulated by the GDBF and the FDIC. Under the regulations of the GDBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the GDBF unless such bank meets all the following requirements:

     (a) total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);

     (b) the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and

     (c) the ratio of equity capital to adjusted assets is not less than 6%.

     The payment of dividends by Oconee and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 1998, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled approximately $1,015,947. For 1998, Oconee's cash dividend payout to stockholders was 35.4% of net income.

     MONETARY POLICY. The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

     CAPITAL ADEQUACY. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum four percent (4%) leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than four percent (4%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had a significant effect on Oconee's capital requirements.

     In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

     The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least
10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC's regulations, the Bank was a "well capitalized" institution at December 31, 1997 and December 31, 1998.

     Set forth below are pertinent capital ratios for the Bank as of December 31, 1998:

Minimum Capital Requirement           The Bank
---------------------------           --------

Tier One Capital to                     15.1%
    Risk Based
    Assets:  4% <F1>

Total Capital to                        16.3%
    Risk Based
    Assets:  8% <F2>

Leverage Ratio (Tier One                10.5%
    Capital to Average Total
    Assets):  4% <F3>
__________________________
[FN]
<F1>  Minimum required ratio for "well capitalized" banks is 6%
<F2>  Minimum required ratio for "well capitalized" banks is 10%
<F3>  Minimum required ratio for "well capitalized" banks is 5%
[FN]

     RECENT LEGISLATIVE AND REGULATORY ACTION. On September 23, 1994, President Clinton signed the Reigle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act"). The Regulatory Improvement Act contains funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements.

     On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amends federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995. Further, any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching before June 1, 1997, or, alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Financial Institutions Code were superseded by the Federal Interstate Bill.

     On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any Georgia bank or group of affiliated banks under one holding company to establish up to an aggregate of three new or additional branch banks anywhere within the State of Georgia, excluding any branches established by a bank in a county in which it is already located. After July 1, 1998, all restrictions on state-wide branching are removed. Before adoption of the Georgia Intrastate Bill, Georgia only permitted branching via merger or consolidation with an existing bank or in certain other limited circumstances.

ECONOMIC CONDITIONS
-------------------

     Economic growth in the Bank's primary service area is expected to remain steady. The counties in the Bank's market area are expected to continue to receive revenues from their traditional sources of trade, finance, insurance, real estate development and sales, manufacturing and the service industry. Both employment and population growth are projected to increase steadily in Oconee and Athens-Clarke Counties.

EMPLOYEES
---------

     At December 31, 1998, the Bank had 49 full-time employees and 24 part-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.


ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Bank operates three full-service banking offices and one limited service banking office as follows:

     (1)  Main Office
          -----------
          35 North Main Street
          Watkinsville, Georgia 30677

     (2)  Bogart Branch
          -------------
          U.S. Highway 78
          Bogart, Georgia 30622

     (3)  Friendship Branch
          -----------------
          8811 Macon Highway
          Athens, Georgia 30606

     (4)  Mortgage Department/Operations Annex
          ------------------------------------
          (Limited Service/Support Offices)
          Condominium Units 10, 12, 14, 16, & 18
          Durham Street
          Watkinsville, Georgia 30677

     The executive offices and the main office of Oconee and the Bank are located in a 6,500 square-foot facility at 35 North Main Street in Watkinsville, Georgia with three drive-thru windows and a walk-up ATM.

     The Bogart Branch is located at the intersection of U.S. Highway 78 and Mars Hill Road in Bogart, Georgia. This 5,250 square-foot facility has 2 drive-thru windows and a drive-thru ATM.

     The Friendship Branch is an 800 square-foot facility at 8811 Macon Highway, Athens, Georgia. This branch has three drive-thru windows and serves the Friendship community. Although it has an Athens address, this branch is located within Oconee County.

     The Bank owns five office condominium units adjacent to and behind its main office in Watkinsville. The units are numbered 10, 12, 14, 16, & 18 on Durham Street in Watkinsville, Georgia. Each unit contains 1,180 square feet on the ground floor and 450 square feet on the second floor, for a total of 1,630 square feet per unit or 8,150 square feet for all units owned. Unit 10 houses the Bank's mortgage loan department, Units 12, 14, and 16 are connected by interior hallways and house proof, bookkeeping, supplies, human resources, and accounting functions. Unit 18 is occupied by the Bank's loan operations department.

     All of the properties referenced previously are owned by Oconee or the Bank. In September 1999, the Bank entered into a lease agreement with Hardigree Properties, LLLP to lease office condominium unit #20 on Durham Street in Watkinsville, Georgia. This unit is next to other office condominiums owned by the Bank. The lease is for two years with an option to renew at the end of two years. Unit 20 houses data processing, accounting, and audit personnel and allows needed space for expansion, including Year 2000 activities. In addition, two parking lots adjacent to the main office are leased which provide additional parking for employees. None of the properties owned by Oconee or the Bank are subject to any encumbrances.

     The Bank also owns 2.3 acres of land located on Epps Bridge Road, 1331st G.M.D., Oconee County, Georgia for future branch expansion. The property is not subject to any other encumbrances.

     Management of Oconee and the Bank believe that all of its properties are adequately covered by insurance.


ITEM 3.   LEGAL PROCEEDINGS.

     Neither Oconee or the Bank is a party to, nor are any of their properties the subject of, any material legal proceeding other than ordinary routine litigation incidental to Oconee's and the Bank's business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of the shareholders of the Bank was held on December 15, 1998 to vote on the reorganization of the Bank, whereby the Bank would be reorganized into a wholly-owned subsidiary of Oconee, the newly formed bank holding company. The shareholders approved the reorganization on December 15, 1998, with 152,816 votes for the reorganization, 168 votes against, and 311 abstentions. The reorganization became effective January 1, 1999.

                                  PART II
                                  -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


MARKETS FOR CAPITAL STOCK
-------------------------

     Bank Stock is not traded on any established public trading market. Management of the Bank is aware of 34 trades of Bank Stock in 1998, aggregating 758 shares in blocks ranging from 1 share to 150 shares at prices ranging from $115.00 to $145.00 per share.

     Management of the Bank is aware of 80 trades of Bank Stock in 1997, aggregating 6,705 shares in blocks ranging from 1 share to 1,895 shares at prices ranging from $85.00 to $115.00 per share.


HOLDERS
-------

       As of December 31, 1998, there were approximately 600 holders of record of common stock.


DIVIDENDS
---------

     In 1998 and 1997, the Bank declared cash dividends of $4.00 per share and $3.30 per share respectively, payable to shareholders of record on December 31 of each year. Oconee intends to continue paying cash dividends on an annual basis. Cash dividends for 1998 represented a payment of 35.43% of net income for the year compared to 34.85% for 1997. The amount and frequency of dividends is determined by the Company's Board of Directors in light of earnings, capital requirements and the financial condition of the Bank.

     The only source of cash available to the holding company to pay dividends are the dividends it receives from the Bank. Under Section 7-1-460 of the Financial Institutions Code of Georgia, the Board of Directors of the Bank may declare dividends payable to the shareholders from time to time, subject to the conditions stated therein, which include restrictions on the payment of dividends to payments made out of the retained earnings of the Bank, and a prohibition against payments which would render the Bank insolvent. See "Supervision and Regulation -- Payment of Dividends."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997.

SELECTED FINANCIAL INFORMATION

                                                   1998       1997         1996         1995        1994
                                                               (AMOUNTS ARE PRESENTED IN THOUSANDS.)
                                              ----------------------------------------------------------------
Net interest income                                5,734      5,418        4,865        4,592       4,036
Other operating income                             1,283      1,080          949          848         799
Provision for loan losses                             61        166          281          100         138
Income from operations                             2,032      1,705        1,506        1,350       1,010
Income from operations per common share            11.29       9.47         8.37         7.50        5.61
Total assets                                     130,652    117,482      108,506       89,779      83,026
Cash dividends declared per common share            4.00       3.30         3.00         2.50        2.00

     FINANCIAL CONDITION - 1998 VS. 1997. During 1998, average total assets increased $9,609,000 (9%) over 1997. Average deposits increased $8,114,000 (8%) in 1998 over 1997. Average loans increased $3,839,000 (5%) in 1998 over 1997.

     Year-end balances at December 31, 1998 and 1997 show increases in total assets of $13,170,000 (11%) from 1997 to 1998. Total deposits increased $11,530,000 (11%) from 1997 to 1998 while total gross loans increased $4,507,000 (6%) during 1998. Time deposits decreased $932,000 from 1997 to 1998 while all other deposit accounts increased $12,462,000 (25%) from 1997 to 1998. Loan demand continued to increase due to a strong local economy.

These loan increases, along with the net increases in investment securities, were funded by increases in deposits during 1998. Non-performing assets at December 31, 1998 were $71,000 compared to $44,000 at December 31, 1997.
The majority of the increase is attributable to an increase in non-accrual loans. There were no related party loans which were considered non-performing at December 31, 1998.

     The Bank was most recently examined by its primary regulatory authority in March of 1998. There were no recommendations by the regulatory authority that, in management's opinion, will have material effects on the Bank's liquidity, capital resources, or operations.


     RESULTS OF OPERATIONS - 1998 VS. 1997. The Bank's earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

     Net interest income in 1998, which was $5,734,000, increased by $316,000, or 6%, over 1997. The increase is primarily attributable to the increase in interest and fees on loans offset by increases in interest expense on time deposits. Net yield on interest earning assets (5.08% in 1998 and 5.25% in 1997) decreased approximately 0.2% in 1998 from 1997.
This decrease was associated with a $585,000 or 6% increase in interest earned and a $269,000 or 7% increase in interest paid in 1998 as compared to 1997, as well as an increase in average interest bearing liabilities of $5,516,000 or 7% in 1998. The prime rate dropped 0.75% during 1998, which was a contributing factor to the decrease in the Bank's net interest margin during the year.

     The provision for loan losses in 1998 was $60,720 compared to $166,200 in 1997. The decrease in the provision for loan losses was primarily attributable to an improvement in the overall quality of loans within the loan portfolio. The provision for loan losses continues to reflect management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses to absorb such losses. The allowance for loan losses represented approximately 1.9% of total loans outstanding at December 31, 1998 and 1997. Net recoveries for 1998 were $4,170 compared to net charge-offs of $5,871 during 1997. A dedicated loan review function is utilized by the Bank which is supplemented by the use of an outside loan review specialist. All loans $150,000 or more are reviewed annually and placed into various loan grading categories which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. Management believes that these levels of allowance are appropriate based upon the Bank's loan portfolio and current economic conditions.

     Other operating income in 1998 of $1,283,000 increased from 1997 by $203,000 or 19%, due primarily to an increase of $157,000 in fee income on mortgage loans sold. Other operating expenses in 1998 of $4,109,000 increased by $203,000 or 5% over 1997 levels. The increase in operating expenses is attributable to an increase in salaries and employee benefits expense of $94,000 or 4%. In addition, occupancy expense increased by $48,000 or 10% due to increased repairs and maintenance expense and computer upgrades. Also, other operating expenses increased by $61,000 or 5% with $41,000 in costs attributed to Year 2000 compliance.

     Income taxes expressed as a percentage of earnings before income taxes decreased from 30% in 1997 to 29% in 1998. This decrease relates to a higher amount of tax-free interest income from state, county and municipal investment securities as compared to 1997.

     RESULTS OF OPERATIONS - 1997 VS. 1996. Net interest income in 1997, which was $5,418,000, increased by $553,000, or 11%, over 1996. The increase was primarily attributable to the increase in interest and fees on loans offset by increases in interest expense on time deposits. Net yield on interest earning assets (5.25% in 1997 and 5.27% in 1996) decreased
approximately 0.2% in 1997 from 1996.   This decrease was associated with a
$1,030,000 or 13% increase in interest earned and a $477,000 or 14% increase in interest paid in 1997 as compared to 1996, as well as an increase in average interest bearing liabilities of $8,600,000 in 1997.

     The provision for loan losses in 1997 was $166,200 compared to $281,100 in 1996. The decrease in the provision for loan losses was primarily attributable to an improvement in the overall quality of loans within the loan portfolio. The provision for loan losses continues to reflect management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses to absorb such losses. The allowance for loan losses represented approximately 1.9% of total loans outstanding at December 31, 1997, compared to 1.7% at December 31, 1996.
Net charge-offs were $5,871 and $98,543 during 1997 and 1996, respectively. A dedicated loan review function is utilized by the Bank which is supplemented by the use of an outside loan review specialist. All loans $150,000 or more are reviewed annually and placed into various loan grading categories which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. Management believes that these levels of allowance are appropriate based upon the Bank's loan portfolio and current economic conditions.

     Other operating income in 1997 of $1,080,000 increased from 1996 by $131,050 or 14%. Other operating expenses in 1997 of $3,907,000 increased by $500,000 or 15% over 1996 levels. The increase in operating expenses is attributable to an increase in salaries and employee benefits expense of $319,000 or 16% primarily resulting from expenses associated with the first full year of operation of a mortgage loan department established mid-year 1996. In addition, other outside service fees increased by $118,000 or 53%, primarily as the result of legal and accounting fees associated with registration of the Bank's stock ($63,000) and technology related fees ($48,000).

     Income taxes expressed as a percentage of earnings before income taxes increased from 29% in 1996 to 30% in 1997. This increase relates to total revenue growth in 1997 resulting in higher taxable income in 1997 as compared to 1996, and using up a net operating loss carryforward in late 1996 resulting in $77,070 in state income taxes in 1997, compared to $1,270 in 1996.

     INVESTMENTS. The investment portfolio consists of debt securities which provide the Bank with a source of liquidity and a long-term, relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

     LIQUIDITY. The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and their local funding requirements.

     The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with a commercial bank for short term unsecured advances up to $3,900,000. Additional liquidity is provided to the Bank through available FHLB advances up to $12,000,000.

     Cash and cash equivalents increased $1,888,000 to a total of $14,069,000 at year end 1998 as cash provided by financing activities and operating activities outpaced amounts used by investing activities. Cash inflows from operations totaled $926,000 in 1998, while inflows from financing activities totaled $11,136,000, most of which were net deposit increases during 1998 of $11,530,000.

     Investing activities used $10,174,000 of cash and cash equivalents, principally composed of net advances of loans to customers of $4,503,000 during 1998 and investment purchases, net of sales, calls, and paydowns of investment securities totaling $5,430,000.


CAPITAL RESOURCES. The Bank continues to maintain adequate capital ratios. The following tables present the Bank's regulatory capital position at December 31, 1998.

                                                        Risk-Based Capital Ratios
                                                        -------------------------
                                                     Actual as of December 31, 1998
                                                     --------------------------------
     Tier 1 Capital                                                 15.1%
     Tier 1 Capital minimum requirement                              4.0%
                                                                    ----
     Excess                                                         11.1%
                                                                    ====

     Total Capital                                                  16.3%
     Total Capital minimum requirement                               8.0%
                                                                    ----
     Excess                                                          8.3%
                                                                    ====

                                                   Leverage Ratio As of December 31, 1998
                                                   --------------------------------------

     Tier 1 Capital to adjusted total assets
     ("Leverage Ratio")                                              10.5%
     Minimum leverage requirement                                     4.0%
                                                                     ----
     Excess                                                           6.5%
                                                                     ====

     For a more complete discussion of the actual and required ratios of the Bank, see note 10 to the consolidated financial statements.

     ASSET/LIABILITY MANAGEMENT. It is the Bank's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by local individuals, partnerships and corporations. The objective of the policy is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

     The asset/liability mix is monitored on a regular basis. A report reflecting the interest sensitive assets and interest sensitive liabilities is prepared and presented to the Board of Directors of the Bank on a monthly basis.

     One method to measure a bank's interest rate exposure is through its repricing gap. The gap is calculated by citing all liabilities that reprice or taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature within that time frame. The difference between these two amounts is called the "gap", the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing.

     A negative gap (more liabilities repricing than assets) generally indicates that the bank's net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that the bank's net interest income will decrease if rates fall and will increase if rates rise.

     The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                                                                            At December 31, 1998
                                                                          Maturing or Repricing in
                                                                           (dollars in thousands)
                                                 Three            Four Months
                                                 Months                to            1 to 5          Over 5
                                                 or Less           12 Months          Years           Years          Total
                                                ---------         -----------       ---------       ---------     -----------
Interest-earning assets:
  Investment securities                         $      500             3,395            6,175          25,742         35,812
  Federal funds sold                                 9,640                 -                -               -          9,640
  Loans                                             37,012            17,361           24,026              45         78,444
                                                  --------           -------          -------        --------       --------
     Total interest-bearing assets              $   47,152            20,756           30,201          25,787        123,896
                                                  --------           -------          -------        --------       --------
Interest-bearing liabilities:
  Deposits:
  Savings and demand                            $   45,217                 -                -               -         45,217
  Time deposits                                     10,859            34,595            7,715               -         53,169
  Repurchase agreements                                558                 -                -               -            558
                                                  --------           -------         --------        --------       --------

Total interest-bearing liabilities                  56,634            34,595            7,715               -         98,944
                                                  --------           -------         --------        --------       --------

Interest sensitive difference per period            (9,482)          (13,839)          22,486          25,787         24,952
                                                  --------           -------         --------        --------        -------

Cumulative interest sensitivity difference          (9,482)          (23,321)            (835)         24,952
                                                  --------           -------         --------        --------

Cumulative difference to total assets                (7.3%)           (17.8%)           (0.6%)          19.1%
                                                  --------           -------         --------        --------


          At December 31, 1998, the difference between the Bank's liabilities and assets repricing or maturing within one year was $23,321,000. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the Bank's net interest income to decline.

          Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.


          INFLATION. Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. The Bank copes with the effects of inflation through the management of its interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its level of net earnings relative to its dividend payout policy.



SELECTED STATISTICAL INFORMATION

     The following section presents statistical information for the Bank which supplements the financial data discussed elsewhere herein.


INDEX TO SELECTED STATISTICAL INFORMATION

     Table 1 Average Balances and Interest Rates
     Table 2 Volume-Rate Analysis
     Table 3 Investment Portfolio
     Table 4 Loan Portfolio
     Table 5 Allowance for Loan Losses
     Table 6 Deposits
     Table 7 Selected Ratios

     Average balances contained in the following selected statistical information generally represent average daily balances for all periods.



TABLE 1
AVERAGE BALANCE SHEETS AND INTEREST RATES

The table below shows the month-end average balance for each category of interest earning assets and interest-bearing liabilities for the indicated periods and the average rate of interest earned or paid thereon.


                                                                           For the Years Ended December 31,
                                                             1998                                             1997
                                           ----------------------------------------      ----------------------------------------
                                             Average                      Yield/           Average                       Yield/
                                             Balance       Interest        Rate            Balance       Interest         Rate
                                            ---------     ----------    ---------         ---------     ----------      --------
Assets:
Interest earning assets:
  Interest earning deposits                      -              -              -                   -             -            -
  Investment securities:
      Taxable                               16,607,049      1,051,887         6.33%       17,934,818     1,150,389         6.42%
      Non-taxable                           13,976,265        704,153         5.04%        8,859,856       461,016         5.20%
  Federal funds sold                         6,201,576        340,869         5.50%        4,215,699       245,238         5.82%
  Loan (including loan fees)                76,117,421      7,676,432        10.09%       72,278,399     7,331,744        10.14%
                                           -----------     ----------       ------       -----------    ----------       ------
Total interest-earning assets              112,902,311      9,773,341         8.66%      103,288,772     9,188,387         8.90%

Allowance for loan losses                   (1,371,765)                                   (1,284,979)
Cash and due from banks                      3,516,984                                     3,508,953

Other assets                                 3,912,157                                     3,838,035
      Total assets                        $118,959,687                                  $109,350,781
                                           ===========                                   ===========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Deposits:
      Interest-bearing demand               26,784,495        771,894         2.88%       26,299,721       767,773         2.92%
      Savings                                8,741,058        203,929         2.33%        9,226,456       257,510         2.79%
      Time                                  53,995,027      3,043,214         5.64%       48,487,156     2,723,989         5.62%
Securities sold under repurchase
  agreements                                   510,940         20,499         4.01%          502,284        21,301         4.24%
                                           -----------     ----------        -----       -----------     ---------        -----
      Total interest bearing liabilities    90,031,520      4,039,536         4.49%       84,515,617     3,770,573         4.46%

Non-interest bearing deposits               15,970,054                                    13,362,850
Other liabilities                              724,339                                       588,763
                                           -----------                                   -----------
Total liabilities                          106,725,913                                    98,467,230

Stockholders' equity                        12,233,774                                    10,883,551
                                           ===========                                   ===========
      Total liabilities and stockholders'
        equity                             118,959,687                                  $109,350,781
                                           ===========                                   ===========

Excess of interest-bearing assets over
  interest-bearing liabilities              22,870,791                                    18,773,155
                                           ===========                                    ==========
Ratio of interest-earning assets to
  interest-bearing liabilities                 125.40%                                       122.21%

Net interest income                                         5,733,805                                    5,417,814
Net interest spread                                                           4.17%                                        4.44%
Net interest yield on interest earning
  assets                                                                      5.08%                                        5.25%


                                                             1996
                                           ----------------------------------------
                                             Average                      Yield/
                                             Balance       Interest        Rate
                                            ---------     ----------    ---------

Assets:
Interest earning assets:
  Interest earning deposits                      -              -              -
  Investment securities:
      Taxable                               18,813,286      1,225,545         6.52%
      Non-taxable                            6,277,063        318,944         5.08%
  Federal funds sold                         4,435,456        247,313         5.57%
  Loan (including loan fees)                62,720,660      6,366,607        10.15%
                                           -----------     ----------       ------
Total interest-earning assets               92,246,465      8,158,409         8.84%

Allowance for loan losses                   (1,143,391)
Cash and due from banks                      3,105,738
Other assets                                 3,791,213
      Total assets                        $ 98,000,025
                                           ===========
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Deposits:
      Interest-bearing demand             $ 23,398,948        642,438         2.75%
      Savings                                9,503,106        287,484         3.03%
      Time                                  42,604,627      2,346,522         5.51%
Securities sold under repurchase
  agreements                                   409,843         17,415         4.25%
                                           -----------     ----------        -----
      Total interest bearing liabilities    75,916,524      3,293,859         4.34%

Non-interest bearing deposits               11,642,310
Other liabilities                            1,012,101
                                           -----------
Total liabilities                           88,570,935

Stockholders' equity                         9,429,090
                                           ===========
      Total liabilities and stockholders'
        equity                            $ 98,000,025
                                           ===========
Excess of interest-bearing assets over
  interest-bearing liabilities              16,329,941
                                           ===========
Ratio of interest-earning assets to
  interest-bearing liabilities                 121.51%

Net interest income                                         4,864,550
Net interest spread                                                           4.50%
Net interest yield on interest earning
  assets                                                                      5.27%

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported. Tax-exempt income is not calculated on a tax-equivalent basis.

TABLE 2
VOLUME-RATE ANALYSIS

The following tables show a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest earning assets and interest-bearing liabilities for 1998 over 1997, and 1997 over 1996.

                                                                  1998 OVER 1997
                                                                  --------------
                                                     INCREASE (DECREASE) DUE TO CHANGES IN:
                                                     --------------------------------------
                                                VOLUME                 RATE                 TOTAL
Interest income on:
  Investment securities
    Taxable                                     (80,646)              (17,856)             (98,502)
    Non-taxable                                 257,775               (14,638)             243,137
Federal funds sold                              108,932               (13,301)              95,631
Loans (including loan fees)                     490,125              (145,437)             344,688
                                               --------             ---------             --------

    Total interest earning assets               776,186              (191,232)             584,954
                                               --------             ---------             --------
Interest expense on:
  Deposits:
  Interest bearing demand                        22,370               (18,249)               4,121
  Savings                                       (11,324)              (42,257)             (53,581)
  Time                                          307,807                11,418              319,225
Securities sold under repurchase
agreements                                         (802)                   -                  (802)
                                               --------             ---------             --------
    Total interest bearing liabilities          318,051               (49,088)             268,963
                                               --------             ---------             --------


Note: Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

TABLE 2
VOLUME-RATE ANALYSIS (CONTINUED)

                                                                   1997 OVER 1996
                                                                   --------------
                                                      INCREASE (DECREASE) DUE TO CHANGES IN:
                                                      --------------------------------------
                                                 VOLUME               RATE                TOTAL
Interest income on:
  Investment securities
    Taxable                                   $  (56,578)            (18,578)             (75,156)
    Non-taxable                                  134,219               7,853              142,072
Federal funds sold                               (22,347)             20,272               (2,075)
Loans (including loan fees)                   $  836,596             128,541              965,137
                                                 -------             -------            ---------
    Total interest earning assets             $  891,890             138,088            1,029,978
Interest expense on:                             -------             -------            ---------
  Deposits:
    Interest bearing demand                   $   82,980              42,355              125,335
    Savings                                       (8,192)            (21,782)             (29,974)
    Time                                         329,656              47,811              377,467
  Securities sold under repurchase
  agreements                                       3,927                 (41)               3,886
                                                 -------             -------            ---------

    Total interest bearing liabilities        $  408,371              68,343              476,714
                                                 -------             -------            ---------


Note: Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

TABLE 3
INVESTMENT PORTFOLIO

The following table presents the investments by category at December 31, 1998, 1997, and 1996:

                                                       1998                1997               1996
                                                  -------------       --------------    ---------------
HELD TO MATURITY (AT AMORTIZED COST)

   State, county and municipal                     $ 15,303,990        $ 13,276,282        $  6,852,029
                                                    -----------         -----------         -----------
AVAILABLE FOR SALE
   United States treasuries and agencies           $  6,291,116        $  9,650,483        $ 13,475,466
   Mortgage-backed                                   13,764,308           7,004,215           6,482,768
                                                    -----------         -----------         -----------

     Totals                                        $ 20,055,424        $ 16,654,698        $ 19,958,234
                                                    -----------         -----------         -----------

The following table presents the maturities of all investment securities at carrying value and the weighted average yields for each range of maturities presented.

Maturities at                                 United States      Mortgage-      State, County      Weighted
December 31, 1998                             Treasury and        Backed             and            Average
                                               Agencies         Securities        Municipal         Yields
                                              -------------    ------------    ---------------    -----------
    Within 1 year                               2,012,055          244,428           501,102          5.89%
    After 1 through 5 years                     1,277,110       11,308,592         3,238,558          6.52%
    After 5 through 10 years                    2,827,501        2,211,288         4,827,851          6.55%
    After 10 years                                174,450                -         6,736,479          7.40%
                                               ----------      -----------       -----------         -----

         Totals                                 6,291,116       13,764,308        15,303,990
                                               ==========      ===========       ===========


Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

TABLE 4
LOAN PORTFOLIO
The following table presents loans by type at the end of the last 5 years.

                                       1998             1997             1996             1995             1994
                                   -------------   --------------   --------------   --------------   ---------------
Commercial, financial and
agricultural                        $11,332,765      $10,570,994      $ 9,792,533      $ 8,160,215      $ 9,648,722
Real estate - construction           16,925,962       13,824,372       16,836,092       12,583,049       10,789,376
Real estate - mortgage               38,942,845       38,748,388       34,511,657       31,534,900       28,648,605
Consumer                              9,578,312        9,129,134        7,680,871        6,331,668        6,017,364
                                     ----------       ----------       ----------       ----------       ----------
                                     76,779,884       72,272,888       68,821,153       58,609,832       55,104,067
Less:  Allowance for loan
losses                               (1,427,420)      (1,362,530)      (1,202,201)      (1,019,644)      (1,056,807)
                                     ----------       ----------       ----------       ----------       ----------

Loans, net                          $75,352,464      $70,910,358      $67,618,952      $57,590,188      $54,047,260
                                     ==========       ==========       ==========       ==========       ==========


At December 31, 1998, maturities of loans in the indicated classifications were as follows:

                             Commercial,            Real
                            Financial and          Estate
Maturity                    Agricultural         Construction          Total
--------                   ---------------      --------------     -------------
   Within 1 year            $   6,109,951       $  16,216,939      $  22,326,890
   1 to 5 years                 4,994,692             709,023          5,703,715
   Over 5 years                   228,122                -               228,122
                              -----------         -----------        -----------
     Totals                 $  11,332,765       $  16,925,962      $  28,258,727
                              ===========         ===========        ===========

As of December 31, 1998, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows:

                                                  Fixed        Variable
                                                Interest        Interest
                                                 Rates           Rates            Total
                                             --------------    -----------    --------------
Commercial, financial and agricultural
1 to 5 years                                  $  4,994,692           -          $  4,994,692
Over 5 years                                  $    228,122           -          $    228,122

Real estate construction
1 to 5 years                                             -     $  709,023       $    709,023

TABLE 4
LOAN PORTFOLIO (CONTINUED)

The following summarizes past-due and non-accrual loans, other real estate and repossessions and income that would have been reported on non-accrual loans as of December 31, 1998, 1997, 1996, 1995, and 1994:

                                                                           December 31,
                                                 1998           1997           1996          1995          1994
                                                 ----           ----           ----          ----          ----
Other real estate and repossessions             40,000         40,000         40,000         40,000        52,000
Accruing loans 90 days or more past due            530           -              -           238,000        11,000

Non-accrual loans                               30,571          4,000        278,000        282,000       223,000

Interest on non-accrual loans which would
have been reported                               1,500            200         19,000         18,000        14,000

A loan is placed on non-accrual status when, in management's judgment, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal and interest for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

TABLE 5
ALLOWANCE FOR LOAN LOSSES

The following table summarizes information concerning the allowance for loan losses:

                                                     1998          1997          1996        1995         1994
                                                   --------      --------       --------   --------     --------
                                                              (Amounts are presented in thousands)
Balance at beginning of year                       $1,363        $1,202        $1,020      $1,057       $  944
Charges-offs:
   Commerce, financial and agricultural                18             4            83          40           44
   Installment                                         74            30            47         120           11
                                                    -----         -----         -----       -----        -----

        Total charge-offs                              92            34           130         160           55
                                                    -----         -----         -----       -----        -----
Recoveries:
   Commerce, financial and agricultural                73             4             5           4           19
   Installment                                         23            25            26          19           11
                                                    -----         -----         -----       -----        -----

        Total recoveries                               96            29            31          23           30
                                                    -----         -----         -----       -----        -----

Net charge-offs (recoveries)                          (4)             5            99         137           25

Provisions charged to operations                       60           166           281         100          138
                                                    -----         -----         -----       -----        -----

Balance at end of year                             $1,427        $1,363        $1,202      $1,020       $1,057
                                                    =====         =====         =====       =====        =====

Ratios of net charge-offs (recoveries)
   during the period to average loans
   outstanding during the period                     (.01%)         .01%          .15%        .24%         .05%
                                                    =====         =====         =====       =====        =====

The Bank has a dedicated loan review function. All loans $150,000 or more are reviewed annually and placed into various loan grading categories which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review function to ensure early identification of deterioration. The formal allowance for loan loss adequacy test is performed at each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

TABLE 6
DEPOSITS

The average balance of the deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

                                                                     December 31,
                                               1998                      1997                      1996
                                       ----------------------   -----------------------   ------------------------
Deposits:
Non-interest bearing demand            $ 15,970,054      -        $13,362,850       -       $11,642,310       -
Interest bearing demand                  26,784,495    2.88%       26,299,721     2.92%      23,398,948     2.75%
Savings                                   8,741,058    2.33%        9,226,456     2.79%       9,503,106     3.03%
Time                                     53,995,027    5.64%       48,487,156     5.62%      42,604,627     5.51%
                                        -----------    ----       -----------     ----       ----------     ----

                                       $105,490,634               $97,376,183               $87,148,991
                                        ===========                ==========                ==========

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1998 are summarized as follows:

Within 3 months                          $1,044,000
After 3 through 6 months                  1,441,000
After 6 through 12 months                 2,295,000
After 12 months                             762,000
                                          ---------

                                         $5,542,000
                                          =========

TABLE 7
SELECTED RATIOS

     The following table sets out certain ratios of the Bank for the years indicated.

                                              1998          1997         1996
                                              ----          ----         ----
Net income to:
   Average stockholders' equity              16.61%        15.66%        15.97%
   Average assets                             1.71%         1.56%         1.54%
Dividends to net income                      35.43%        34.85%        35.85%
Average equity to average assets             10.28%         9.95%         9.62%


ITEM 7.   FINANCIAL STATEMENTS.

     The response to this item is included in Item 13 of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     During the Bank's two most recent fiscal years, the Bank did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                                  PART III
                                  --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information contained under the headings "Information About Nominees For Directors," "Executive Officers," and "Compliance with Section 16(a)" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Bank's annual meeting of shareholders to be held on May 3, 1999, to be filed with the Securities and Exchange Commission ("SEC"), is incorporated herein by reference.



ITEM 10.  EXECUTIVE COMPENSATION.

     The information contained under the heading "Executive Compensation" in the definitive proxy statement to be used in connection with the solicitation of proxies for the Bank's annual meeting of shareholders to be held on May 3, 1999, to be filed with the SEC, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the heading "Beneficial Ownership of Securities and Voting Rights" in the definitive proxy statement to be used in connection with the solicitation of proxies for the Bank's annual meeting of shareholders to be held on May 3, 1999, to be filed with the SEC, is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading "Certain Relationships and Related Transaction" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all the Bank's annual meeting of shareholders to be held on May 3, 1999, to be filed with the SEC, is incorporated herein by reference.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

          (a)  FINANCIAL STATEMENTS.
               --------------------

          The following financial statements and notes thereto of the Registrant start on page F-1 of this Report:


               1.   Report of Independent Certified Public Accountants

               2.   Balance Sheets for December 31, 1998 and 1997

               3.   Statements of Earnings For the Years Ended
                       December 31, 1998, 1997, and 1996

               4.   Statements of Comprehensive Income For the Years
                       Ended December 31, 1998, 1997 and 1996

               5.   Statements of Changes in Stockholders' Equity
                       For the Years Ended December 31, 1998,
                       1997 and 1996

               6.   Statements of Cash Flows For the Years Ended
                       December 31, 1998, 1997 and 1996

               7.   Notes to Financial Statements

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Oconee State Bank:


We have audited the accompanying balance sheets of Oconee State Bank as of December 31, 1998 and 1997, and the related statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oconee State Bank as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                              /s/ Porter Keadle Moore, LLP
                                                  PORTER KEADLE MOORE, LLP


Atlanta, Georgia
March 3, 1999

                              OCONEE STATE BANK

                                BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997

                                     Assets
                                     ------

                                                              1998                    1997
                                                              ----                    ----
 Cash and due from banks, including reserve
 requirements of $1,124,000 and $794,000                  $  4,428,512               3,980,521
 Federal funds sold                                          9,640,000               8,200,000
                                                           -----------             -----------

            Cash and cash equivalents                       14,068,512              12,180,521
 Investment securities available for sale                   20,055,424              16,654,698
 Investment securities held to maturity (market
   value of $16,091,715 and $13,786,262)                    15,303,990              13,276,282
 Mortgage loans held for sale, at lower of
 aggregate cost or market                                    1,835,300                 661,847
 Loans, net                                                 75,352,464              70,910,358
 Premises and equipment, net                                 1,494,656               1,497,333
 Accrued interest receivable and other assets                2,542,037               2,301,393
                                                           -----------             -----------

                                                         $ 130,652,383             117,482,432
                                                           ===========             ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------
 Deposits:
 Demand                                                 $  17,733,931               16,009,579
   Interest-bearing demand                                 36,341,561               25,772,175
   Savings                                                  8,875,677                8,707,364
   Time                                                    53,169,019               54,100,789
                                                          -----------              -----------

            Total deposits                                116,120,188              104,589,907
 Securities sold under repurchase agreements                  558,169                  358,836
 Accrued interest payable and other liabilities             1,475,842                1,332,815
                                                          -----------              -----------
 Total liabilities                                        118,154,199              106,281,558
                                                          ===========              ===========
 Commitments:
 Stockholders' equity:
 Common stock, par value $10, authorized
     300,000 shares, issued and outstanding
     180,000 shares                                         1,800,000                1,800,000
   Additional paid-in capital                               4,250,000                4,250,000
   Retained earnings                                        6,398,412                5,086,518
   Accumulated other comprehensive income                      49,772                   64,356
                                                          -----------              -----------

           Total stockholders' equity                      12,498,184               11,200,874
                                                          -----------              -----------

                                                        $ 130,652,383              117,482,432
                                                          ===========              ===========


See accompanying notes to financial statements.

                                   OCONEE STATE BANK

                                 STATEMENTS OF EARNINGS

                     For the Years Ended December 31, 1998, 1997 and 1996

                                                                       1998                 1997                1996
                                                                       ----                 ----                ----
 Interest income:
 Interest and fees on loans                                        $ 7,676,432           7,331,744           6,366,607
   Interest on federal funds sold                                      340,869             245,238             247,313
   Interest on investment securities:
     U. S. Treasuries                                                  204,356             272,193             297,846
     U. S. Government agencies                                         847,531             878,196             927,699
     State, county and municipal                                       704,153             461,016             318,944
                                                                     ---------           ---------           ---------

         Total interest income                                       9,773,341           9,188,387           8,158,409
                                                                     ---------           ---------           ---------
 Interest expense:
 Interest-bearing demand deposits                                      771,894             767,773             642,438
   Savings deposits                                                    203,929             257,510             287,484
   Time deposits                                                     3,043,214           2,723,989           2,346,522
   Other                                                                20,499              21,301              17,415
                                                                     ---------           ---------           ---------
         Total interest expense                                      4,039,536           3,770,573           3,293,859
                                                                     ---------           ---------           ---------
         Net interest income                                         5,733,805           5,417,814           4,864,550
 Provision for loan losses                                              60,720             166,200             281,100
                                                                     ---------           ---------           ---------

         Net interest income after provision for loan losses         5,673,085           5,251,614           4,583,450
                                                                     ---------           ---------           ---------

 Other income:
   Service charges                                                     659,014             659,239             654,019
   Gain (loss) on sale of securities                                    14,250             (10,727)               -
   Miscellaneous                                                       610,030             431,710             295,153
                                                                     ---------           ---------           ---------

         Total other income                                          1,283,294           1,080,222             949,172
                                                                     ---------           ---------           ---------
 Other expenses:
   Salaries and employee benefits                                    2,418,512           2,324,232           2,005,208
   Occupancy                                                           516,428             468,764             459,172
   Other operating                                                   1,174,378           1,113,638             942,203
                                                                     ---------           ---------           ---------

         Total other expenses                                        4,109,318           3,906,634           3,406,583
                                                                     ---------           ---------           ---------
         Earnings before income taxes                                2,847,061           2,425,202           2,126,039

 Income tax expense                                                    815,167             720,674             619,899
                                                                     ---------           ---------           ---------

         Net earnings                                              $ 2,031,894           1,704,528           1,506,140
                                                                     =========           =========           =========

 Earnings per common share based on average outstanding shares of 180,000 in 1998, 1997 and 1996:

         Net earnings per share                                    $     11.29                9.47                8.37
                                                                     =========           =========           =========


See accompanying notes to financial statements.

                               OCONEE STATE BANK

                      STATEMENTS OF COMPREHENSIVE INCOME

          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                          1998             1997        1996
                                                                          ----             ----        ----
 Net earnings                                                         $ 2,031,894      1,704,528     1,506,140

 Other comprehensive income, net of income taxes:
   Unrealized gains on securities available for sale:
     Holding gains (losses) arising during period,
       net of tax of $(14,332) and $39,415 and $(44,640)                  (23,424)        64,419       (72,957)

     Reclassification adjustment for gains (losses) included in
     net earnings, net of tax of $5,410 and $(4,072)                        8,840         (6,655)         -
                                                                        ---------      ---------     ---------

            Total other comprehensive income                              (14,584)        57,764       (72,957)
                                                                        ---------      ---------     ---------

 Comprehensive income                                                 $ 2,017,310      1,762,292     1,433,183
                                                                        =========      =========     =========





See accompanying notes to financial statements.

                                    OCONEE STATE BANK

                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                         Accumulated
                                                             Additional                     Other
                                              Common          Paid-In        Retained    Comprehensive
                                              Stock           Capital        Earnings       Income          Total
                                           -----------       ----------     ---------    --------------  ----------
 Balance, December 31, 1995                $ 1,800,000       3,250,000      4,009,850       79,549        9,139,399

 Cash dividends declared
   ($3.00 per share)                                -             -          (540,000)        -            (540,000)

 Net earnings                                       -             -         1,506,140         -           1,506,140


 Change in net unrealized gain (loss)
   on investment securities available
   for sale, net of tax                             -             -              -         (72,957)         (72,957)
                                             ---------       ---------      ---------       ------       ----------

 Balance, December 31, 1996                  1,800,000       3,250,000      4,975,990        6,592       10,032,582

 Transfers                                          -        1,000,000     (1,000,000)        -                -

 Cash dividends declared
   ($3.30) per share                                -              -         (594,000)        -            (594,000)

 Net earnings                                       -              -        1,704,528         -           1,704,528


 Change in net unrealized gain (loss)
   on investment securities available
   for sale, net of tax                             -              -             -          57,764           57,764
                                             ---------       ---------      ---------       ------       ----------

 Balance, December 31, 1997                  1,800,000       4,250,000      5,086,518       64,356       11,200,874

 Cash dividends declared
   ($4.00) per share                               -               -         (720,000)        -            (720,000)

 Net earnings                                      -               -        2,031,894         -           2,031,894

 Change in net unrealized gain (loss)
   on investment securities available
   for sale, net of tax                            -               -             -         (14,584)         (14,584)
                                             ---------       ---------      ---------       ------       ----------

 Balance, December 31, 1998                $ 1,800,000       4,250,000      6,398,412       49,772       12,498,184
                                             =========       =========      =========       ======       ==========



See accompanying notes to financial statements.

                                  OCONEE STATE BANK

                              STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                 1998                1997                1996
                                                                                 ----                ----                ----
 Cash flows from operating activities:
   Net earnings                                                            $   2,031,894           1,704,528           1,506,140
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation, amortization and accretion                                   214,733             250,457             154,667
      Provision for loan losses                                                   60,720             166,200             281,100
      Provision for deferred taxes                                               (11,509)            (51,666)            (39,942)
      Loss (gain) on sale of investment securities                               (14,250)             10,727                -
      Loss (gain) on sale of premises and equipment                               21,428                -                 (2,358)
      Change in:
        Accrued interest receivable                                             (178,321)             25,415            (140,980)
        Accrued interest payable                                                 (33,326)             98,055              25,971
        Other assets                                                             (41,890)           (150,254)             (2,936)
        Other liabilities                                                         50,353              88,672            (128,878)
        Mortgage loans held for sale                                          (1,173,453)           (378,227)           (283,620)
                                                                              ----------          ----------          ----------

            Net cash provided by operating activities                            926,379           1,763,907           1,369,164
                                                                              ----------          ----------          ----------

 Cash flows from investing activities:
   Purchase of investment securities available for sale                      (13,590,609)         (5,692,077)        (17,755,943)
   Purchase of investment securities held to maturity                         (2,602,423)         (6,729,454)         (2,710,985)
   Proceeds from calls and maturities of investment securities
     available for sale                                                        7,683,927           4,039,880          12,241,768
   Proceeds from calls and maturities of investment securities
     held to maturity                                                            575,900             310,000           1,600,000
   Proceeds from sales of investment securities available
     for sale                                                                  2,503,305           5,014,688                -
   Net change in loans                                                        (4,502,826)         (3,893,658)        (10,309,864)
   Purchases of premises and equipment                                          (241,276)            (70,058)           (240,259)
   Proceeds from sale of premises and equipment                                     -                   -                  2,358
   Proceeds from sales of other real estate                                         -                447,058                -
   Improvements to other real estate                                                -                (11,006)               -
                                                                               ---------          ----------          ----------

            Net cash used by investing activities                            (10,174,002)         (6,584,627)        (17,172,925)
                                                                              ----------          ----------          ----------
 Cash flows from financing activities:
   Net change in deposits                                                     11,530,281           7,624,413          17,633,910
   Securities sold under repurchase agreements                                   199,333             (56,740)            212,342
   Dividends paid                                                               (594,000)           (540,000)           (450,000)
                                                                              ----------          ----------          ----------

            Net cash provided by financing activities                         11,135,614           7,027,673          17,396,252
                                                                              ----------          ----------          ----------

 Net increase in cash and cash equivalents                                     1,887,991           2,206,953           1,592,491

 Cash and cash equivalents at beginning of year                               12,180,521           9,973,568           8,381,077
                                                                              ----------          ----------          ----------

 Cash and cash equivalents at end of year                                  $  14,068,512          12,180,521           9,973,568
                                                                              ==========          ==========          ==========

                                     OCONEE STATE BANK

                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                    1998             1997             1996
                                                                    ----             ----             ----
 Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                  $  4,072,800        3,674,518        3,267,888
     Income taxes                                              $    773,000          819,000          707,000

 Noncash investing and financing activities:
   Change in net unrealized loss on investment
     securities available for sale, net of tax                 $    (14,584)          57,764          (72,957)
   Transfer of loans to other real estate                      $       -             436,052             -
   Change in dividends payable                                 $    126,000           54,000           90,000








See accompanying notes to financial statements.

                            OCONEE STATE BANK

                     NOTES TO FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Organization
     ------------
     Oconee State Bank (the "Bank") commenced business in 1960 upon receipt of its banking charter from the Georgia Department of Banking and Finance (the "DBF"). The Bank is primarily regulated by the DBF and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these regulatory agencies. The Bank provides a full range of commercial and consumer banking services primarily in Oconee and Clarke counties in Georgia.

     Basis of Presentation
     ---------------------
     The accounting principles followed by the Bank, and the methods of applying these principles, conform with generally accepted accounting principles ("GAAP") and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses and valuation of real estate acquired in connection with or in lieu of foreclosure on loans.

     Investment Securities
     ---------------------
     The Bank classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 1998 and 1997, the Bank had no trading securities.

     Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

     A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

     Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     Mortgage Loans Held for Sale
     ----------------------------
     Mortgage loans held for sale are carried at the lower of aggregate cost or market value. At December 31, 1998 and 1997, the cost of mortgage loans held for sale approximates the market value.

     Loans and Allowance for Loan Losses
     -----------------------------------
     Loans are stated at principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

     Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected.

     Accrual of interest is discontinued on a loan when management believes, after considering economic conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Interest previously accrued but not collected is reversed against current period earnings when such loans are placed on non-accrual status.

                           OCONEE STATE BANK

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     Loans and Allowance for Loan Losses, continued
     ------------------------------------
     The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

     Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in seven different categories. Grades four through seven are assigned allocations of loss based on standard regulatory loss percentages. All other loans are assigned loss allocations based historical credit loss percentages. The combination of these results are compared quarterly to the recorded allowance for loan losses. Management uses an external loan review program to challenge and corroborate the internal grading system and provide additional analysis in determining the adequacy of the allowance and the future provisions for estimated loan losses.

     While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

     Premises and Equipment
     ----------------------
     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to income as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are generally as follows:

       Buildings and improvements                    5 - 40 years
       Furniture and equipment                       3 - 10 years

     Securities Sold Under Repurchase Agreements
     -------------------------------------------
     Repurchase agreements are treated as financing activities, and are carried at the amounts at which the securities will be repurchased as specified in the respective agreements.

     Income Taxes
     ------------
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Bank's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

                             OCONEE STATE BANK

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     Profit Sharing Plan
     -------------------
     The Bank has a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The total contribution by the Bank for 1998, 1997 and 1996 was $203,200, $170,460 and $150,600,
     respectively.

     Net Earnings Per Common Share
     -----------------------------
     Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Bank had no potential common shares outstanding during 1998, 1997 and 1996.

     Reclassification
     ----------------
     Reclassifications of certain amounts in the 1997 and 1996 financial statements have been made to conform with the financial statement presentation for 1998. The reclassifications have no effect on net earnings or shareholders' equity as previously reported.

     Comprehensive Income
     --------------------
     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard "SFAS" No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has elected to present comprehensive income in a separate statement of comprehensive income. Accumulated other comprehensive income is solely related to the net of tax effect of unrealized gains on securities available for sale.

(2)  INVESTMENT SECURITIES
     Investment securities at December 31, 1998 and 1997 are as follows:

                                                                      December 31, 1998
                                               ---------------------------------------------------------------
                                                                   Gross          Gross           Estimated
                                                   Amortized     Unrealized     Unrealized          Fair
 SECURITIES AVAILABLE FOR SALE:                      Cost          Gains          Losses           Value
                                                  ----------    -----------     ----------      ------------
 U.S. Treasuries and
   Government agencies                         $   6,226,438       64,678           -             6,291,116
 Mortgage-backed securities                       13,748,760       70,612         55,064         13,764,308
                                                  ----------      -------         ------         ----------

      Total                                    $  19,975,198      135,290         55,064         20,055,424
                                                  ==========      =======         ======         ==========

                                                                         December 31, 1997
                                               ---------------------------------------------------------------
                                                                   Gross          Gross           Estimated
                                                   Amortized     Unrealized     Unrealized           Fair
                                                     Cost          Gains          Losses            Value
                                                  ----------    -----------     ----------      ------------


 U.S. Treasuries and
   Government agencies                         $   9,604,166       51,114          4,797          9,650,483
 Mortgage-backed securities                        6,946,798       64,329          6,912          7,004,215
                                                  ----------      -------         ------         ----------

      Total                                    $  16,550,964      115,443         11,709         16,654,698
                                                  ==========      =======         ======         ==========

                              OCONEE STATE BANK

(2)  INVESTMENT SECURITIES, CONTINUED

        SECURITIES HELD TO MATURITY:                                  December 31, 1998
                                                --------------------------------------------------------------
                                                                  Gross           Gross            Estimated
                                                 Amortized      Unrealized      Unrealized            Fair
                                                    Cost          Gains           Losses             Value
                                                -----------     ----------      ----------         ----------
        State, county and municipal          $  15,303,990       788,399            674            16,091,715
                                                ==========       =======            ===            ==========

                                                                      December 31, 1997
                                                ---------------------------------------------------------------
                                                                  Gross           Gross            Estimated
                                                 Amortized      Unrealized      Unrealized            Fair
                                                    Cost          Gains           Losses             Value
                                                -----------     ----------      ----------         ----------

        State, county and municipal          $  13,276,282       511,037          1,057            13,786,262
                                                ==========       =======          =====            ==========


    The amortized cost and fair value of investment securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Securities Held                        Securities Available
                                                       to Maturity                                for Sale
                                                    December 31, 1998                         December 31, 1998
                                              -------------------------------          --------------------------------
                                              Amortized            Estimated            Amortized            Estimated
                                                Cost              Fair Value              Cost              Fair Value
                                              ---------           ----------           -----------          -----------
     Due within one year                  $     501,102             503,510              2,000,428           2,012,055
     Due from one to five years               3,238,558           3,321,386              1,252,904           1,277,110
     Due from five to ten years               4,827,851           5,061,419              2,800,000           2,827,501
     Due after ten years                      6,736,479           7,205,400                173,106             174,450
     Mortgage-backed securities                    -                   -                13,748,760          13,764,308
                                             ----------          ----------             ----------          ----------

                                          $  15,303,990          16,091,715             19,975,198          20,055,424
                                             ==========          ==========             ==========          ==========

     Proceeds from sales of securities available for sale during 1998 were $2,503,305. Gross gains of $14,695 along with gross losses of $445 were realized on 1998 sales. Proceeds from sales of securities available for sale during 1997 were $5,014,688. Gross gains of $20,266 and gross losses of $30,993 were realized on 1997 sales. There were no sales of securities available for sale in 1996.

     Securities with a carrying value of approximately $14,966,000 and $11,090,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)  LOANS
     Major classifications of loans at December 31, 1998 and 1997 are summarized as follows:

                                                      1998              1997
                                                      ----              ----

          Commercial and agricultural            $  11,332,765       10,570,994
          Real estate - mortgage                    38,942,845       38,748,388
          Real estate - construction                16,925,962       13,824,372
          Consumer                                   9,578,312        9,129,134
                                                    ----------       ----------

                 Total loans                        76,779,884       72,272,888
          Less allowance for loan losses             1,427,420        1,362,530
                                                    ----------       ----------

                 Total net loans                 $  75,352,464       70,910,358
                                                    ==========       ==========

                                   OCONEE STATE BANK

(3)  LOANS, CONTINUED
     The Bank grants loans and extensions of credit primarily to individuals and a variety of firms and corporations located in certain Georgia counties including Oconee and Clarke. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

     Changes in the allowance for loan losses were as follows:

                                                                1998              1997            1996
                                                                ----              ----            ----
       Balance at beginning of year                        $  1,362,530        1,202,201       1,019,644
       Amounts charged off                                      (91,925)         (34,524)       (129,493)
       Recoveries on amounts previously charged off              96,095           28,653          30,950
       Provision for loan losses                                 60,720          166,200         281,100
                                                              ---------        ---------       ---------

       Balance at end of year                              $  1,427,420        1,362,530       1,202,201
                                                              =========        =========       =========

(4)  PREMISES AND EQUIPMENT
     Major classifications of premises and equipment are summarized as follows:

                                                     1998                1997
                                                     ----                ----

       Land                                     $   459,928             459,928
       Buildings and improvements                 1,704,111           1,698,211
       Furniture and equipment                    2,049,703           1,885,754
                                                  ---------           ---------

                                                  4,213,742           4,043,893
       Less accumulated depreciation              2,719,086           2,546,560
                                                  ---------           ---------

                                                $ 1,494,656           1,497,333
                                                  =========           =========

     Depreciation expense was $222,525, $231,827 and $229,218 for the years ended December 31, 1998, 1997 and 1996, respectively.

(5)  DEPOSITS
     The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were approximately $5,542,000 and $8,688,000 at December 31, 1998 and 1997, respectively.

     At December 31, 1998, the scheduled maturities of certificates of deposits are as follows:

             1999                                  $ 45,653,177
             2000                                     5,875,318
             2001                                       712,927
             2002                                       426,350
             2003                                       501,247
                                                     ----------

                                                   $ 53,169,019
                                                     ==========

(6)  INCOME TAXES
     The components of income tax expense in the statements of earnings are as follows:

                                            1998           1997         1996
                                            ----           ----         ----

        Current                          $ 826,676       772,340       659,841
        Deferred                           (11,509)      (51,666)      (39,942)
                                           -------       -------       -------

           Total income tax expense      $ 815,167       720,674       619,899
                                           =======       =======       =======

                                         OCONEE STATE BANK

(6)  INCOME TAXES, CONTINUED
     The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                           1998            1997          1996
                                                           ----            ----          ----
           Pretax income at statutory rates            $  968,000         824,569       722,853
           Add (deduct):
             Tax exempt interest income                  (243,794)       (167,078)     (116,853)
             Non-deductible interest expense               37,162          26,844        17,243
             Other                                         53,799          36,339        (3,344)
                                                          -------         -------       -------

                                                       $  815,167         720,674       619,899
                                                          =======         =======       =======

     The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset. The net deferred tax asset is a component of other assets at December 31, 1998 and 1997.

                                                                                       1998             1997
                                                                                       ----             ----
           Deferred income tax assets:
             Allowance for loan losses                                              $  454,064         431,015
             Other real estate                                                          26,142          26,142
             Other                                                                        -              3,096
                                                                                       -------         -------

                 Total gross deferred income tax assets                                480,206         460,253
                                                                                       -------         -------

           Deferred income tax liabilities:
             Unrealized gains on investment securities available for sale              (30,454)        (39,377)
             Premises and equipment                                                    (38,469)        (30,025)
                                                                                       -------         -------

                 Total gross deferred income tax liabilities                           (68,923)        (69,402)
                                                                                       -------         -------

                     Net deferred income tax asset                                  $  411,283         390,851
                                                                                       =======         =======

(7)  FEDERAL HOME LOAN BANK ADVANCES
     The Bank has an agreement with the Federal Home Loan Bank ("FHLB") whereby the FHLB agreed to provide the Bank credit facilities under an Agreement for Advances and Security Agreement. Any amounts advanced by the FHLB are secured under a Blanket Floating Lien covered by all of the Bank's 1-4 family first mortgage loans. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB. The Bank has no borrowings from the FHLB as of December 31, 1998 or 1997.

(8)  RELATED PARTY TRANSACTIONS
     The Bank conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Bank that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following is a summary of activity for related party loans for 1998:

           Beginning balance                                     $    980,000
           New loans, including loans for new director              1,534,000
           Repayments                                                (940,000)
                                                                    ---------

           Ending balance                                        $  1,574,000
                                                                    =========

                               OCONEE STATE BANK

(9)   COMMITMENTS
      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.
      Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.
      The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

      The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

      In most cases, the Bank does require collateral or other security to support financial instruments with credit risk.

                                                          Contractual Amount
                                                          ------------------

                                                          1998          1997
                                                          ----          ----
          Financial instruments whose contract
            amounts represent credit risk:
          Commitments to extend credit               $ 21,703,000    14,880,000
          Standby letters of credit and
            financial guarantees written             $    269,000       283,000


     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to businesses in the Bank's delineated trade area. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds real estate, equipment, automobiles and customer deposits as collateral supporting those commitments for which collateral is deemed necessary.

(10) REGULATORY MATTERS
     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                       OCONEE STATE BANK

(10) REGULATORY MATTERS, CONTINUED
     The Bank's actual capital amounts and ratios are also presented in the following table:

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                       For Capital           Prompt Corrective
                                                 Actual             Adequacy Purposes        Action Provisions
                                       ------------------------   ----------------------   ----------------------
                                           Amount        Ratio      Amount       Ratio       Amount       Ratio
                                           ------        -----      ------       -----       ------       -----
 As of December 31, 1998:
   Total Capital
     (to Risk Weighted Assets)         $ 13,482,775      16.3%     6,607,091      8.0%      8,258,863     10.0%
   Tier 1 Capital
     (to Risk Weighted Assets)         $ 12,448,411      15.1%     3,303,545      4.0%      4,955,318      6.0%
   Tier 1 Capital
     (to Average Assets)               $ 12,448,411      10.5%     4,758,387      4.0%      5,947,984      5.0%

 As of December 31, 1997
   Total Capital
     (to Risk Weighted Assets)         $ 12,114,573      15.5%     6,247,679      8.0%      7,809,598     10.0%
   Tier 1 Capital
     (to Risk Weighted Assets)         $ 11,136,517      14.3%     3,123,839      4.0%      4,685,759      6.0%
   Tier 1 Capital
     (to Average Assets)               $ 11,136,517      10.2%     4,374,031      4.0%      5,467,539      5.0%


(11) DIVIDEND LIMITATIONS
     Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year's net earnings, and the ratio of equity capital to total assets.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Bank is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Bank's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Bank, but rather a good faith estimate of the increase or decrease in value of financial instruments held by the Bank since purchase, origination, or issuance.

     Cash and Cash Equivalents
     -------------------------
     For cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

     Investment Securities
     ---------------------
     Fair values for investment securities are based on quoted market prices.

     Loans and Mortgage Loans Held for Sale
     --------------------------------------
     The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

     Deposits and Securities Sold Under Repurchase Agreements
     --------------------------------------------------------
     The fair value of demand deposits, interest-bearing demand deposits, savings, and securities sold under repurchase agreements is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

                           OCONEE STATE BANK

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
     Commitments to Extend Credit and Standby Letters of Credit
     ----------------------------------------------------------
     Because commitments to extend credit and standby letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.

     Limitations
     -----------
     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

     The carrying amount and estimated fair values of the Bank's financial instruments at December 31, 1998 and 1997 are as follows:

                                                                   1998                            1997
                                                          -----------------------         ------------------------
                                                          Carrying     Estimated          Carrying      Estimated
                                                           Amount      Fair Value          Amount       Fair Value
                                                          --------     ----------         --------      ----------
                                                              (In thousands)                  (In thousands)
         Assets:
          Cash and cash equivalents                     $   14,069       14,069             12,181       12,181
          Investment securities available for sale          20,055       20,055             16,655       16,655
          Investment securities held to maturity            15,304       16,092             13,276       13,786
          Loans                                             77,188       77,156             71,572       71,157

         Liabilities:
          Deposits and securities sold under
           repurchase agreement                            116,678      117,074            104,949      105,344

         Unrecognized financial instruments:
          Commitments to extend credit                      21,703       21,703             14,880       14,880
          Standby letters of credit                            269          269                283          283

(13) OTHER OPERATING EXPENSES
     Components of other operating expenses which are greater than 1% of interest income and other income are as follows:

                                                1998         1997        1996
                                                ----         ----        ----

    Postage expense                          $ 118,154      110,071     86,665

    Other service fees                       $  75,298      121,185     73,115


(14) HOLDING COMPANY FORMATION
     On December 15, 1998, the Bank's shareholders approved a Plan of Reorganization and Agreement of Merger (the "Plan"), providing for the merger of Oconee Interim Corporation, a wholly-owned subsidiary of Oconee Financial Corporation, with and into the Bank. The Plan calls for stockholders of the Bank to exchange each share of Bank stock for one share of Oconee Financial Corporation stock. The effective date of the Plan is January 1, 1999, and is anticipated to be accounted for as a reorganization in a manner similar to a pooling of interests.

                                  EXHIBITS

          The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B.


2. Plan of Reorganization and Agreement of Merger by and among Oconee Interim Corporation, Oconee State Bank, and Oconee Financial
     Corporation, dated August 28, 1998.

3.1 Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998.

3.2  Bylaws of Oconee Financial Corporation, dated August 27, 1998.

4. See exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws which define the rights of the holders of Common Stock of the Bank.

4.1  Form of Common Stock Certificate.

10.1 Oconee State Bank 401 (k) Savings Incentive Plan (included as Exhibit 3 to the Bank's F-1 filed with the FDIC on April 30, 1997 and incorporated hereby reference.)

10.2 Oconee State Bank Officer's Cash Incentive Plan (included as Exhibit 3 to the Bank's F-1 filed with the FDIC on April 30, 1997 and incorporated hereby reference.)

21.  Subsidiaries of Oconee Financial Corporation.

24.  Power of Attorney (included herein on signature page).

27.  Financial Data Schedule (for SEC use only)


          (b)  REPORTS ON FORM 8-K.
               -------------------

     The Bank did not file any reports on Form 8-K during the fourth quarter of 1998.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 30th of March, 1999.

                                           OCONEE FINANCIAL CORPORATION
                                           (Registrant)



                                           By:     /s/ B. Amrey Harden
                                               ----------------------------
                                                       B. Amrey Harden
                                               Title:  President



POWER OF ATTORNEY AND SIGNATURES

     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints B. Amrey Harden or Douglas D. Dickens and either of them (with full power in each to act alone), as true and lawful attorneys-in-fact, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities indicated on the 30th day of March, 1999.

SIGNATURE                          TITLE
---------                          -----


--------------------------         Director
G. Robert Bishop


  /s/ Steve W. Denman
--------------------------         Director
Steve W. Denman


 /s/ Douglas D. Dickens
--------------------------         Chairman of the Board of Directors
Douglas D. Dickens


 /s/ Walter T. Evans, Sr.
--------------------------         Director
Walter T. Evans, Sr.


--------------------------         Vice Chairman of the Board, Director
John A. Hale


 /s/ B. Amrey Harden
--------------------------         President and Chief Executive Officer,
B. Amrey Harden                    Director


 /s/ Donald L. Jesweak
---------------------------        Senior Vice President and Senior Lending
Donald L. Jesweak                  Officer


---------------------------        Director
Henry C. Maxey


----------------------------       Director
Carl R. Nichols


----------------------------       Director
Ann Breedlove Powers


 /s/ Jerry K. Wages
----------------------------       Executive Vice President and Chief Financial
Jerry K. Wages                     Officer, Corporate Secretary, and Director


 /s/ Virginia S. Wells
---------------------------        Director
Virginia S. Wells