Form 10QSB
period 1999-03-31
OCONEE FINANCIAL CORP
filed 1999-05-14
CIK 1076691

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20429

                              FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1999

                                  OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from  ______________ to ________________

                   Commission File number 000-25267

                     Oconee Financial Corporation
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Georgia                        58-2442250
-----------------------       -----------------------------------
(State of Incorporation)      (I.R.S. Employer Identification No.)

35 North Main Street
Watkinsville, Georgia                    30677
----------------------                -----------
(Address of principal                 (Zip Code)
  executive offices)

                             706-769-6611
                          -----------------
                          (Telephone Number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

                            YES /XX/  NO  / /

         Common stock, par value $10 per share: 180,000 shares
                    outstanding as of May 10, 1999

                                 OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                                    INDEX

                                                                                                   Page No.
PART I         FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Balance Sheet (unaudited) at March 31, 1999                                3


               Consolidated Statements of Earnings (unaudited) for the Three
                    Months  Ended March 31, 1999 and 1998                                              4

               Consolidated Statements of Comprehensive Income (unaudited)
                    for the Three Months Ended March 31, 1999 and 1998                                 5

               Consolidated Statements of Cash Flows (unaudited) for the Three
                    Months Ended March 31, 1999 and 1998                                               6


               Notes to Financial Statements (unaudited)                                               7

   Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                              8-12

PART II        OTHER INFORMATION

   Item 1.     Legal Proceedings                                                                      13

   Item 2.     Changes in Securities                                                                  13

   Item 3.     Defaults Upon Senior Securities                                                        13

   Item 4.     Submission of Matters to a Vote of Security Holders                                    13

   Item 5.     Other Information                                                                      13

   Item 6.     Exhibits and Reports on Form 8-K                                                       13

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

                      OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                               Consolidated Balance Sheet

                                     March 31, 1999
                                       (Unaudited)

                                          Assets
                                          ------
Cash and due from banks                                                $     3,689,066
Federal funds sold                                                           5,330,000
Investment securities held to maturity
  (approximate market value of $16,888,339)                                 16,265,242
Investment securities available for sale
  (amortized cost  of $ 18,812,234)                                         18,708,027

Mortgage loans held for sale                                                 1,384,539

Loans                                                                       80,022,202
Less:  Allowance for loan losses                                            (1,439,939)
                                                                        --------------
         Loans, net                                                         78,582,263
                                                                        --------------
Premises and equipment, net                                                  1,463,469
Accrued interest receivable and other                                        2,652,333
                                                                        --------------
                     Total Assets                                      $   128,074,939
                                                                        ==============

                            Liabilities and Stockholders' Equity
                            ------------------------------------
Liabilities:
    Deposits:
         Noninterest-bearing                                            $    17,481,014
         Interest-bearing                                                    96,484,572
                                                                         --------------
              Total Deposits                                                113,965,586

Securities sold under repurchase agreements                                     735,972

Accrued interest payable and other liabilities                                  506,057
                                                                         --------------
              Total Liabilities                                             115,207,615

Stockholders' equity:
    Common stock, $10 par value;
       authorized 300,000 shares;
       issued and outstanding 180,000 shares                                  1,800,000
    Additional paid-in capital                                                4,250,000
    Retained earnings                                                         6,881,975
    Unrealized gain (loss) on investment securities, net of tax                 (64,651)
                                                                         --------------
              Total stockholders' equity                                     12,867,324
                                                                         --------------
              Total liabilities and stockholders' equity                $   128,074,939
                                                                         ==============

               See accompanying notes to financial statements.

                         OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                            Consolidated Statements of Earnings

                  For Each of the Three Months Ended March 31, 1999 and 1998
                                      (Unaudited)

                                                                       1999                   1998
Interest Income:
  Loans                                                          $  1,864,910          $   1,898,772
Investment securities:
  Tax exempt                                                          202,998                169,797
  Taxable                                                             291,789                257,482
Federal funds sold and other                                           93,860                 62,511
                                                                 ------------          -------------
  Total interest income                                             2,453,557              2,388,562
                                                                 ------------          -------------

Interest Expense:
   Deposits                                                           984,959                982,354
   Other                                                                5,809                  3,536
                                                                 ------------          -------------
      Total interest expense                                          990,768                985,890
                                                                 ------------          -------------
Net interest income                                                 1,462,789              1,402,672

Provision for loan losses                                              12,600                 15,180
                                                                 ------------          -------------

Net interest income after provision for loan losses                 1,450,189              1,387,492
                                                                 ------------          -------------
Other Income:

   Service charges on deposit accounts                                173,631                166,460
   Securities gains (losses), net                                       8,838                  1,900
   Other operating income                                              85,550                164,229
                                                                 ------------          -------------
      Total other income                                              268,019                332,589
                                                                 ------------          -------------
Other Expense:
   Salaries and other personnel expense                               632,723                610,883
   Net occupancy and equipment expense                                139,683                125,890
   Other operating expense                                            254,007                276,471
                                                                 ------------          -------------
      Total other expense                                           1,026,413              1,013,244
                                                                 ------------          -------------

Earnings before income taxes                                          691,795                706,837

Income taxes                                                          208,232                204,825
                                                                 ------------          -------------

Net earnings                                                     $    483,563          $     502,012
                                                                 ============          =============

Earnings per common share based on average outstanding
   shares of 180,000 in 1997 and 1996:                           $       2.69          $        2.79
                                                                 ============          =============

                      See accompanying notes to financial statements.

                         OCONEE FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Comprehensive Income
                     For the Three Months Ended March 31, 1999 and 1998
                                       (Unaudited)

                                                                                 1999                      1998
                                                                              ----------                ----------
Net earnings                                                                  $  483,563                   502,012

Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities available for sale:
      Holding gains (losses) arising during period, net of tax
         of ($86,832) and $7,899                                                (141,915)                   12,908
      Reclassification adjustments for (gains) losses included
        in net earnings, net of tax of $3,358 and $722                             5,480                    (1,178)
                                                                              ----------                ----------
      Total other compressive income (loss)                                     (136,435)                   11,730
                                                                              ----------                ----------
      Comprehensive income                                                    $  347,128                   513,742
                                                                              ==========                ==========



See accompanying notes to financial statements.

                         OCONEE FINANCIAL CORPORATION AND SUBSIDIARY
                            Consolidated Statements of Cash Flows
                  For Each of the Three Months Ended March 31, 1999 and 1998
                                       (Unaudited)



                                                               1999                      1998
                                                         ---------------           ---------------
Cash flows from operating activities:
  Net earnings                                           $       483,563           $       502,012
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
  Provision for loan losses                                       12,600                    15,180
  Depreciation, amortization and accretion                        61,374                    55,751
  Change in assets and liabilities:
    Interest receivable and other assets                        (247,159)                 (545,227)
    Interest payable and other liabilities                      (877,239)                 (126,646)
    Mortgage loans held for sale                                 327,761                (1,065,622)
                                                         ---------------           ---------------

    Net cash used by operating activities                       (239,100)               (1,164,552)
                                                         ---------------           ---------------
Cash flows from investing activities:
    Proceeds from maturities and paydowns of
     investment securities held to maturity                      496,162                    95,000
    Proceeds from maturities and paydowns of
     investment securities available for sale                  1,667,057                 2,369,047
    Purchases of investment securities held to maturity       (1,458,433)                 (265,223)
    Purchases of investment securities available for sale       (507,188)                        0
    Net changes in loans                                      (3,242,396)               (2,219,216)
    Purchases of premises and equipment                          (26,072)                  (60,165)
                                                         ---------------           ---------------

        Net cash used by investing activities                 (3,070,870)                  (80,557)
                                                         ---------------           ---------------
Cash flows from financing activities:
    Net change in deposits                                    (2,154,607)               (1,867,866)
    Repayments of long-term debt                                 177,803                   (13,961)
                                                         ---------------           ---------------
        Net cash provided by financing activities             (1,976,804)               (1,881,827)
                                                         ---------------           ---------------
Net increase (decrease) in cash and cash equivalents          (5,286,774)               (3,126,936)

Cash and cash equivalents at beginning of period              14,305,840                12,180,521
                                                         ---------------           ---------------

Cash and cash equivalents at end of period               $     9,019,066           $     9,053,585
                                                         ===============           ===============

Supplemental cash flow information:
  Cash paid for interest                                 $       650,765           $       599,894

               See accompanying notes to financial statements.

              OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

              Notes to Consolidated Financial Statements
                              (Unaudited)

(1)  Basis of Presentation
     ---------------------

     The financial statements include the accounts of Oconee Financial Corporation (the Corporation) and its wholly-owned subsidiary, Oconee State Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature.

(2)  Cash and Cash Equivalents
     -------------------------

     For presentation in the financial statements, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

(3)  Comprehensive Income
     --------------------

     In 1997, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130"). SFAS 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Bank has elected to present comprehensive income in a separate statement of comprehensive income. Accumulated other comprehensive income is solely related to the net of tax effect of unrealized gains on securities available for sale.

(4)  Holding Company Formation
     -------------------------
     On December 15, 1998, the Bank's shareholders approved a Plan of Reorganization and Agreement of Merger (the "Plan"), providing for the merger of Oconee Interim Corporation, a wholly-owned subsidiary of Oconee Financial Corporation, with and into the Bank. The Plan called for stockholders to exchange each share of Bank stock for one share of Oconee Financial Corporation stock. The effective date of the Plan was January 1, 1999, and is being accounted for in a manner similar to a pooling of interests.

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

           For Each of the Three Months in the Periods Ended
                        March 31, 1999 and 1998


FORWARD-LOOKING STATEMENT

     This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Although the Corporation believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Corporation operates); competition from other providers of financial services offered by the Corporation; government regulations and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Corporation's credit customers; material unforeseen complications related to the Year 2000 issues for the Corporation, its suppliers, customers and governmental agencies, all of which are difficult to predict and which may be beyond the control of the Corporation. The Corporation undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION

     Total assets at March 31, 1999 were $128,074,939, representing a $2,484,903 (1.90%) decrease from December 31, 1998. Deposits decreased $2,154,602 (1.86%) from December 31, 1998. Loans increased $4,626,857 (6.03%). The allowance for loan losses at March 31, 1999 totaled $1,439,939 compared to the December 31, 1998 total of $1,427,420, representing 1.77% of total loans at March 31, 1999, compared to 1.86% at December 31, 1998. Cash and cash equivalents decreased $5,274,603 from December 31, 1998.

     The total of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due were $70,572 at March 31, 1999, representing a decrease of $122,010 (63.35%) from December 31, 1998. There were no related party loans which were considered nonperforming at March 31, 1999.

     The Corporation's subsidiary bank was most recently examined by its primary regulatory authority in March 1998. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS, continued

               For the Three Months in the Period Ended
                        March 31, 1999 and 1998

RESULTS OF OPERATIONS

     Net interest income increased $51,279 (3.66%) in the first three months of 1999 compared to the same period for 1998. Interest income for the first three months of 1999 was $2,444,719, representing an increase of $56,157 (2.35%) over the same period in 1998. Interest expense for the first three months of 1999 increased $4,878 (0.49%) compared to the same period in 1998. The increase in net interest income during the first six months of 1998 compared to the same period in 1997 is primarily attributable to the increase in the volume of loans.

     The provision for loan losses for the first six months of 1999 decreased $2,580 compared to the same period for 1998. It is management's belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

     Other expenses for the first three months of 1999 increased
$87,608 (8.65%) compared to the first three months in 1998. The net increase is primarily attributable to additional salary and benefits expense.

YEAR 2000 PREPAREDNESS

     Generally, the year 2000 risk involves computer programs and computer hardware that are not able to perform without interruption into the year 2000. The arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize the date change from December 31, 1999 to January 1, 2000. If Oconee's systems do not correctly recognize such a date change, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If it is not adequately addressed by Oconee or its suppliers and borrowers, the year 2000 issue could result in a material adverse impact on Oconee's financial condition, liquidity and results of operations.

     OCONEE'S STATE OF READINESS - The Bank began its Year 2000 project in 1996. The Bank established a Year 2000 Task Force comprised of executive and senior management of the Bank. The chairman of the committee is the Bank's President and CEO. The Year 2000 Task Force continues to communicate the Year 2000 issue and the Bank's status to the Board, employees, and the customers of the Bank. The Bank has made a complete assessment of its information technology systems and non-information technology systems and has contacted its system vendors requesting information as to their Year 2000 preparedness.

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS, continued

               For the Three Months Ended March 31, 1999

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

     COSTS TO ADDRESS YEAR 2000 ISSUES - The Bank currently estimates that the total cost of such modifications for Year 2000 compliance issues will be approximately $230,500 expensed over the course of five years from 1998 through 2002 (including hardware/software expenses which are permitted to be capitalized). Year 2000 expenditures for 1999 have been budgeted and are not expected to have a significantly negative impact on results of operations, liquidity, or capital resources. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or additional costs will not arise.

     RISKS OF THIRD PARTY YEAR 2000 ISSUES - The impact of year 2000 non-compliance by outside parties with whom Oconee transacts business cannot be accurately gauged. Oconee has surveyed its major vendors and suppliers to ascertain their year 2000 readiness. Although all are not year 2000 compliant at this date, Oconee has received certain assurances that such third parties will be ready for the year 2000 date change by the end of 1999, including any additional certification from its major software provider.

     The Bank will continue to monitor the progress of third party vendors regarding their Year 2000 readiness focusing on mission critical applications including, but not limited to, The Federal Reserve Bank, Intercept, The Bankers Bank, telecommunication providers, and power companies. The Year 2000 Task Force reviews progress reports from third party vendors. Third party progress reports may include, but are not limited to, updates from the company website, written status reports from the third party vendor, and verbal communication regarding the current status of the vendor. The Bank is currently requesting the results from the testing and validation of its mission critical third party vendors regarding business contingency plans.

     OCONEE'S CONTINGENCY PLAN - The Bank has established an overall contingency plan, a liquidity plan, as well as a business resumption contingency plan for implementation in the event of system or operational failures. The Bank has developed business resumption contingency plans that contain the following elements: (1) evaluates options and selects the most reasonable

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS, continued

               For the Three Months Ended March 31, 1999


contingency strategy; (2) identifies contingency plans and implementation for each core business process; (3) establishes trigger dates to activate the contingency plans; (4) assigns responsibility for resumption of core business processes; (5) implements an independent review of the feasibility of the contingency plan; and (6) develops an implementation strategy for the century date change as well as other critical dates. In general, the overall contingency plan is designed to minimize the disruption of service to the Bank and its customers in the event of a Year 2000 disruption.

     The Bank is expected, by the Federal Deposit Insurance Corporation, to substantially complete the four phases of the business resumption contingency planning process as soon as possible, but no later than June 30, 1999. Oconee has completed the organizational planning, business impact, and contingency plan phases. The Bank is reviewing and updating its current contingency plans, so that it will be able to complete the validation phase by June 30, 1999.

     The Bank's Year 2000 Liquidity Contingency Plan provides a ready framework for meeting liquidity needs on an expedited basis. The Plan identifies and assesses liquidity needs in connection with Year 2000, further identifies and updates both primary and secondary sources of liquidity, and provides policy and procedures for the use of liquidity should the need for additional liquidity arise.

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS, continued

               For the Three Months Ended March 31, 1999

CAPITAL

The following tables present Oconee State Bank's regulatory capital position at
March 31, 1999:

         Risk-Based Capital Ratios
         -------------------------

         Tier 1 Tangible Capital, Actual                              14.9%
         Tier 1 Tangible Capital minimum requirement                   4.0%
                                                                    ------

         Excess                                                       10.9%
                                                                    ======

         Total Capital, Actual                                        16.2%
         Total Capital minimum requirement                             8.0%
                                                                    ------

         Excess                                                        8.2%
                                                                    ======

         Leverage Ratio

         Tier 1 Tangible Capital to adjusted total assets
           ("Leverage Ratio")                                         10.2%

         Minimum leverage requirement                                  3.0%
                                                                    ------

         Excess                                                        7.2%
                                                                    ======

                      PART II.  OTHER INFORMATION

              OCONEE FINANCIAL CORPORATION AND SUBSIDIARY


Item 1.   Legal Proceedings
          -----------------

          None

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.  Other Information
         -----------------

          None

Item 6.  Exhibits and Reports on Form 8-K

          Exhibit 27 - Financial Data Schedule (for SEC use only)

          (b) The Corporation filed two Forms 8-K during the first three months of 1999. The first of these forms was filed on January 7, 1999 under Item 5, while the second was filed on January 15, 1999 under Item 5. Both of these Forms 8-K outlined and explained the reorganization of Oconee State Bank into a wholly-owned subsidiary of a newly formed bank holding company, Oconee Financial Corporation.

              OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OCONEE FINANCIAL CORPORATION


                              By: /s/ B. Amrey Harden
                                      B. Amrey Harden, President and CEO
                                        (Principal Executive Officer)


                              Date:  May 11, 1999




                              By: /s/ Jerry K. Wages
                                      Jerry K. Wages
                                      Executive Vice-President and CFO
                                        (Principal Accounting Officer)


                              Date:      May 11 1999