Form 10QSB
period 1999-06-30
OCONEE FINANCIAL CORP
filed 1999-08-13
CIK 1076691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20429

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission File number 000-25267

                          Oconee Financial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Georgia                                        58-2442250
-----------------------                   ----------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)

35 North Main Street
Watkinsville, Georgia                                 30677
---------------------                               ----------
(Address of principal                               (Zip Code)
  executive offices)

                                  706-769-6611
                               ------------------
                               (Telephone Number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

                                    YES [ XX ] NO   [   ]

              Common stock, par value $10 per share: 180,000 shares
                        outstanding as of August 12, 1999

                                            OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                                               INDEX

                                                                                                     Page No.
                                                                                                     --------
PART I                     FINANCIAL INFORMATION
           Item 1.         Financial Statements

                           Balance Sheet (unaudited) at June 30, 1999                                   3

                           Statements of Earnings (unaudited) for the Six
                                Months  Ended June 30, 1999 and 1998                                    4

                           Statements of Comprehensive Income (unaudited)
                                for the Six Months Ended June 30, 1999 and 1998                         5

                           Statements of Cash Flows (unaudited) for the Six
                                Months Ended June 30, 1999 and 1998                                     6

                           Notes to Financial Statements (unaudited)                                    7

           Item 2.         Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                    8-12

PART II                    OTHER INFORMATION

           Item 1.         Legal Proceedings                                                            13

           Item 2.         Changes in Securities                                                        13

           Item 3.         Defaults Upon Senior Securities                                              13

           Item 4.         Submission of Matters to a Vote of Security Holders                          13

           Item 5.         Other Information                                                            14

           Item 6.         Exhibits and Reports on Form 8-K                                             14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                  Balance Sheet

                                  June 30, 1999
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                                     $      5,619,025
Federal funds sold                                                                         0
Investment securities held to maturity
  (approximate market value of $16,695,286)                                       16,659,794
Investment securities available for sale
  (amortized cost  of $18,426,847)                                                17,926,407

Mortgage loans held for sale                                                       2,150,911

Loans                                                                             86,086,746
Less:  Allowance for loan losses                                                  (1,447,277)
                                                                              ---------------

         Loans, net                                                               84,639,469
                                                                              ---------------

Premises and equipment, net                                                        1,537,877
Accrued interest receivable and other assets                                       3,098,824
                                                                              ---------------

                     Total Assets                                           $    131,632,307
                                                                              ===============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
    Deposits:
        Noninterest-bearing                                                 $     18,076,139
        Interest-bearing                                                          96,702,437
                                                                              ---------------

            Total Deposits                                                       114,778,576

    Securities sold under repurchase agreements                                      916,493
    Federal funds purchased                                                        2,150,000
    Accrued interest payable and other liabilities                                   609,145
                                                                              ---------------

            Total Liabilities                                                    118,454,214

Stockholders' equity:
    Common stock, $10 par value;
        authorized 300,000 shares;
        issued and outstanding 180,000 shares                                      1,800,000
    Additional paid-in capital                                                     4,250,000
    Retained earnings                                                              7,438,566
Unrealized gain (loss) on investment securities, net of tax                         (310,473)
                                                                              ---------------

            Total stockholders' equity                                            13,178,093
                                                                              ---------------

                    Total liabilities and stockholders' equity              $    131,632,307
                                                                              ===============



See accompanying notes to financial statements.


                                            OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                                      Statements of Earnings

                               For the Three Months and the Six Months Ended June 30, 1999 and 1998
                                                            (Unaudited)

                                                                      Three Months                             Six Months
                                                                         Ended                                   Ended
                                                              1999               1998                 1999               1998
                                                          --------------     --------------       --------------     --------------
Interest Income:
     Loans                                             $      2,035,831    $     1,905,463   $        3,900,742    $     3,804,234
     Investment securities:
          Tax exempt                                            202,652            170,344              405,650            340,141
          Taxable                                               287,237            229,583              579,026            487,065
     Federal funds sold and other                                37,166            114,143              122,187            176,654
                                                          --------------     --------------       --------------     --------------
              Total interest income                            2,562,886          2,419,533            5,007,605          4,808,094
                                                          --------------     --------------       --------------     --------------
Interest Expense:
     Deposits                                                   962,838            994,157            1,947,797          1,976,510
     Other                                                       11,628              4,112               17,437              7,648
                                                          --------------     --------------       --------------     --------------
             Total interest expense                             974,466            998,269            1,965,234          1,984,158
                                                          --------------     --------------       --------------     --------------

             Net interest income                              1,588,420          1,421,264            3,042,371          2,823,936

Provision for loan losses                                        12,600             15,180               25,200             30,360
                                                          --------------     --------------       --------------     --------------

     Net interest income after provision for loan losses      1,575,820          1,406,084            3,017,171          2,793,576
                                                          --------------     --------------       --------------     --------------

Other Income:

     Service charges on deposit accounts                        182,440            168,238              356,071            334,698
     Securities gains (losses), net                                 (16)                 0                8,822              1,900
     Other operating income                                     133,169            108,401              301,995            272,649
                                                          --------------     --------------       --------------     --------------
             Total other income                                 315,593            276,639              666,888            609,247
                                                          --------------     --------------       --------------     --------------
Other Expense:
     Salaries and other personnel expense                       696,207            591,007            1,299,110          1,235,311
     Net occupancy and equipment expense                        132,714            120,858              272,395            246,748
     Other operating expense                                    316,825            295,668              675,092            538,737
                                                          --------------     --------------       --------------     --------------
              Total other expense                              1,145,746          1,007,533            2,246,597          2,020,796
                                                          --------------     --------------       --------------     --------------

             Earnings before income taxes                       745,667            675,190            1,437,462          1,382,027

Income taxes                                                    189,076            193,430              397,308            398,255
                                                          --------------     --------------       --------------     --------------

             Net earnings                              $        556,591    $       481,760   $        1,040,154    $       983,772
                                                          ==============     ==============       ==============     ==============

Earnings per common share based on average outstanding
     shares of 180,000 in 1999 and 1998:               $           3.09    $          2.68   $             5.78    $          5.47
                                                          ==============     ==============       ==============     ==============

See accompanying notes to financial statements.


                                            OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                                Statements of Comprehensive Income

                                          For the Six Months Ended June 30, 1999 and 1998
                                                            (Unaudited)


                                                                             1999                  1998
                                                                       -----------------     -----------------
Net earnings                                                         $        1,040,154               983,772

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities availble for sale:
          Holding gains (losses) arising during period, net of tax
             of ($220,421) and ($2,958)                                        (360,245)               (4,834)
          Reclassification adjustments for (gains) losses included
             in net earnings, net of tax of $3,358 and $722                      (3,352)               (1,178)
                                                                       -----------------     -----------------

          Total other comprensive income (loss)                                (363,597)               (6,012)
                                                                       -----------------     -----------------

          Comprehensive income                                       $          676,557               977,760
                                                                       =================     =================


See accompanying notes to financial statements.

                                     OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                              Statements of Cash Flows

                               For Each of the Six Months Ended June 30, 1999 and 1998
                                                     (Unaudited)


                                                                            1999                          1998
                                                                       ----------------             ----------------
Cash flows from operating activities:
     Net earnings                                                    $       1,040,154            $         983,772
         Adjustments to reconcile net earnings to net
            cash provided by operating activities:
                Provision for loan losses                                       25,200                       30,360
                Depreciation, amortization and accretion                       119,876                      104,737
                Change in assets and liabilities:
                    Interest receivable and other assets                      (543,239)                     259,633
                    Interest payable and other liabilities                   1,375,849                     (612,136)
                    Mortgage loans held for sale                              (438,611)                    (342,432)
                                                                       ----------------             ----------------

                           Net cash used by operating activities             1,579,229                      423,934
                                                                       ----------------             ----------------

Cash flows from investing activities:
     Proceeds from maturities and paydowns of
         investment securities held to maturity                                496,179                      354,000
     Proceeds from maturities and paydowns of
         investment securities available for sale                            2,498,213                    4,820,194
     Purchases of investment securities held to maturity                    (1,854,069)                    (762,078)
     Purchases of investment securities available for sale                    (953,978)                  (4,195,949)
     Net changes in loans                                                   (9,312,202)                  (3,176,975)
     Purchases of premises and equipment                                      (156,894)                    (191,526)
                                                                       ----------------             ----------------

                           Net cash used by investing activities            (9,282,751)                  (3,152,334)
                                                                       ----------------             ----------------

Cash flows from financing activities:
     Net change in deposits                                                 (1,341,617)                     727,501
     Repayments of long-term debt                                              358,324                      100,756
                                                                       ----------------             ----------------

                            Net cash provided by financing activities         (983,293)                     828,257
                                                                       ----------------             ----------------

Net increase (decrease) in cash and cash equivalents                        (8,686,815)                  (1,900,143)

Cash and cash equivalents at beginning of period                            14,305,840                   12,180,521
                                                                       ----------------             ----------------

Cash and cash equivalents at end of period                           $       5,619,025            $      10,280,378
                                                                       ================             ================

Supplemental cash flow information:
     Cash paid for interest                                          $       1,643,219            $       1,593,710



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

(4)      Holding Company Formation
         -------------------------

         On December 15, 1998, the Bank's shareholders approved a Plan of Reorganization and Agreement of Merger (the "Plan"), providing for the merger of Oconee Interim Corporation, a wholly-owned subsidiary of Oconee Financial Corporation, with and into the Bank. The Plan called for stockholders to exchange each share of Bank stock for one share of Oconee Financial Corporation stock. The effective date of the Plan was January 1, 1999, and is being accounted for in a manner similar to a pooling of interest.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                 For Each of the Six Months in the Periods Ended
                             June 30, 1999 and 1998


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

FINANCIAL CONDITION

         Total assets at June 30, 1999 were $131,632,307, representing a $1,072,465 (0.82%) increase from December 31, 1998. Deposits decreased $1,341,613 (1.16%) from December 31, 1998. Loans increased $9,306,862 (12.12%).
The allowance for loan losses at June 30, 1999 totaled $1,447,277 compared to the December 31, 1998 total of $1,427,420, representing 1.68% of total loans at March 31, 1999, compared to 1.86% at December 31, 1998. Cash and cash equivalents decreased $8,692,858 from December 31, 1998.

         The total of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due were $190,267 at June 30, 1999, representing a decrease of $2,315 (1.20%) from December 31, 1998. There were no related party loans which were considered nonperforming at June 30, 1999.

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

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, continued

                     For the Six Months in the Period Ended
                             June 30, 1999 and 1998

RESULTS OF OPERATIONS

         Net interest income increased $218,435 (7.74%) in the first six months of 1999 compared to the same period for 1998. Interest income for the first six months of 1999 was $5,007,605, representing an increase of $199,511 (4.15%) over the same period in 1998. Interest expense for the first six months of 1999 decreased $18,924 (0.95%) compared to the same period in 1998. The increase in net interest income during the first six months of 1999 compared to the same period in 1998 is primarily attributable to the increase in the volume of loans.

         The provision for loan losses for the first six months of 1999 decreased $5,160 compared to the same period for 1998. It is management's belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

         Other expenses for the six months of 1999 increased $225,801 (8.65%) compared to the first six months in 1998. The net increase is primarily attributable to additional salary and benefits expense and other operating expense comprised of organizational and other expenses at the holding company level.

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

         Oconee's  State of  Readiness - The Bank began its Year 2000 project in
         -----------------------------
1996. The Bank established a Year 2000 Task Force comprised of executive and senior management of the Bank. The chairman of the committee is the Bank's President and CEO. The Year 2000 Task Force continues to communicate the Year 2000 issue and the Bank's status to the Board, employees, and the customers of the Bank. The Bank has made a complete assessment of its information technology systems and non-information technology systems and has contacted its system vendors requesting information as to their Year 2000 preparedness.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, continued

                     For the Six Months in the Period Ended
                             June 30, 1999 and 1998

         The Bank has developed a year 2000 plan with the following phases: awareness, assessment, renovation, validation and implementation. The Bank developed a specific timeline to follow through each of these processes. The bank is currently in the implementation phase. Testing of all computer systems was completed during the second quarter of 1999, and non-compliant systems have been upgraded or replaced in accordance with the Bank's overall contingency plan.

         Costs to Address Year 2000 Issues - The Bank  currently  estimates that
         ---------------------------------
the total cost of such modifications for Year 2000 compliance issues will be approximately $230,500 expensed over the course of five years from 1998 through 2002 (including hardware/software expenses which are permitted to be capitalized). Year 2000 expenditures for 1999 have been budgeted and are not expected to have a significantly negative impact on results of operations, liquidity, or capital resources. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or additional costs will not arise.

         Risks  of Third  Party  Year  2000  Issues - The  impact  of year  2000
         ------------------------------------------
non-compliance by outside parties with whom Oconee transacts business cannot be accurately gauged. Oconee has surveyed its major vendors and suppliers to ascertain their year 2000 readiness. Although all are not year 2000 compliant at this date, Oconee has received certain assurances that such third parties will be ready for the year 2000 date change by the end of 1999, including any additional certification from its major software provider.

         The Bank will continue to monitor the progress of third party vendors regarding their Year 2000 readiness focusing on mission critical applications including, but not limited to, The Federal Reserve Bank, Intercept, The Bankers Bank, telecommunications providers, and power companies. The Year 2000 Task Force reviews progress reports from third party vendors. Third party progress reports may include, but are not limited to, updates from the company website, written status reports from the third party vendor, and verbal communication regarding the current status of the vendor. The Bank is currently requesting the results from the testing and validation of its mission critical third party vendors regarding business contingency plans.

         Oconee's  Contingency  Plan  - The  Bank  has  established  an  overall
         ---------------------------
contingency plan, a liquidity plan, as well as a business resumption contingency plan for implementation in the event of system or operational failures. The Bank has developed business resumption contingency plans that contain the following elements: (1) evaluates options and selects the most reasonable contingency strategy; (2) identifies contingency plans and implementation for each core business process; (3) establishes trigger dates to activate the contingency

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, continued

                     For the Six Months in the Period Ended
                             June 30, 1999 and 1998


plans; (4) assigns responsibility for resumption of core business processes; (5) implements an independent review of the feasibility of the contingency plan; and
(6) develops an implementation strategy for the century date change as well as other critical dates. In general, the overall contingency plan is designed to minimize the disruption of service to the Bank and its customers in the event of a Year 2000 disruption.

         The Bank's Year 2000 Liquidity Contingency Plan provides a framework for meeting liquidity needs on an expedited basis. The Plan identifies and assesses liquidity needs in connection with Year 2000, further identifies and updates both primary and secondary sources of liquidity, and provides policy and procedures for the use of liquidity should the need for additional liquidity arise.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, continued

                     For the Six Months Ended June 30, 1999


Capital

The following tables present Oconee State Bank's regulatory capital position at June 30, 1999:

          Risk-Based Capital Ratios
          -------------------------

          Tier 1 Tangible Capital, Actual                          13.2%
          Tier 1 Tangible Capital minimum requirement               4.0%
                                                                   ----

          Excess                                                    9.2%
                                                                    ===

          Total Capital, Actual                                    14.4%
          Total Capital minimum requirement                         8.0%
                                                                   ----

          Excess                                                    6.4%
                                                                    ===


          Leverage Ratio
          --------------

          Tier 1 Tangible Capital to adjusted total assets
            (Leverage Ratio)                                       10.5%

          Minimum leverage requirement                              3.0%
                                                                   ----

          Excess                                                    7.5%
                                                                    ===

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

                  None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) Oconee Financial Corporation's annual meeting of stockholders was held on May 3, 1999.

         (b) The following is a summary of matters submitted to a vote of security holders:

                  1. The election * of the following directors to serve the current year term:

                           G. Robert Bishop                    Henry C. Maxey
                           Steve W. Denman                     Carl R. Nichols
                           Douglas D. Dickens                  Ann B. Powers
                           Walter T. Evans, Sr.                Jerry K. Wages
                           John A. Hale                        Virginia S. Wells
                           B. Amrey Harden

                        A tabulation of votes  concerning the above issues is as
                  follows:

                            Shares voted by proxy in favor      126,232
                            Shares voted in person in favor      16,914
                            Shares voted in person against            0
                            Shares abstained from voting              0

                            Total shares represented            143,146
                            Total shares outstanding            180,000

                  *        Directors  were elected by slate,  not  individually.
                           Vote tabulation is therefore by slate.

Item 5.  Other Information
         -----------------

                  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  Exhibit 27 - Financial Data Schedule (for SEC use only)

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OCONEE FINANCIAL CORPORATION


                              By:      /s/ B. Amrey Harden
                                        B. Amrey Harden, President and C.E.O.
                                        (Principal Executive Officer)


                              Date:      August 12, 1999




                              By:      /s/ Jerry K. Wages
                                        Jerry K. Wages
                                        Executive Vice-President and C.F.O.
                                        (Principal Accounting Officer)


                              Date:      August 12, 1999