Form 10QSB
period 1999-09-30
OCONEE FINANCIAL CORP
filed 1999-11-12
CIK 1076691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20429

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to ______

                        Commission File number 000-25267

                          OCONEE FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        GEORGIA                                       58-2442250
------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

35 North Main Street
Watkinsville, Georgia                            30677
--------------------                           ----------
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

                                    YES XX NO
                                        --    --

              Common stock, par value $10 per share: 180,000 shares
                       outstanding as of November 8, 1999

                              OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                                 INDEX

                                                                                              Page No.
                                                                                              --------
PART I                 FINANCIAL INFORMATION

        Item 1.        Financial Statements

                       Balance Sheet (unaudited) at September 30, 1999                            3

                       Statements of Earnings (unaudited) for the Nine
                            Months  Ended September 30, 1999 and 1998                             4

                       Statements of Comprehensive Income (unaudited)
                            for the Nine Months Ended September 30, 1999 and 1998                 5

                       Statements of Cash Flows (unaudited) for the Nine
                            Months Ended September 30, 1999 and 1998                              6

                       Notes to Financial Statements (unaudited)                                 7-8

        Item 2.        Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                  9-13

PART II                OTHER INFORMATION

        Item 1.        Legal Proceedings                                                          14

        Item 2.        Changes in Securities                                                      14

        Item 3.        Defaults Upon Senior Securities                                            14

        Item 4.        Submission of Matters to a Vote of Security Holders                        14

        Item 5.        Other Information                                                          14

        Item 6.        Exhibits and Reports on Form 8-K                                           14

                                 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                    Balance Sheet

                                 September 30, 1999
                                     (Unaudited)

                                       Assets

Cash and due from banks                                               $   9,112,355
Federal funds sold                                                                0
Investment securities available for sale
  (amortized cost  of $37,027,981)                                       36,117,795

Mortgage loans held for sale                                              1,241,219

Loans                                                                    91,054,795
Less:  Allowance for loan losses                                         (1,392,502)
                                                                      -------------

         Loans, net                                                      89,662,293
                                                                      -------------

Premises and equipment, net                                               1,562,445
Accrued interest receivable and other assets                              3,321,344
                                                                      -------------

                     Total Assets                                     $ 141,017,451
                                                                      =============

                        Liabilities and Stockholders' Equity
                        ------------------------------------

Liabilities:
    Deposits:
        Noninterest-bearing                                           $  17,029,513
        Interest-bearing                                                108,317,243
                                                                      -------------

            Total Deposits                                              125,346,756

    Securities sold under repurchase agreements                             783,757
    Federal Funds Purchased                                                 530,000
    Accrued interest payable and other liabilities                          838,797
                                                                      -------------

            Total Liabilities                                           127,499,310

Stockholders' equity:
    Common stock, $10 par value;
        authorized 300,000 shares;
        issued and outstanding 180,000 shares                             1,800,000
    Additional paid-in capital                                            4,250,000
    Retained earnings                                                     8,032,820
Unrealized gain (loss) on investment securities, net of tax                (564,679)
                                                                      -------------

            Total stockholders' equity                                   13,518,141
                                                                      -------------

                    Total liabilities and stockholders' equity        $ 141,017,451
                                                                      =============


See accompanying notes to financial statements.

                                     OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                                Statements of Earnings

                     For the Three Months and the Nine Months Ended September 30, 1999 and 1998
                                                     (Unaudited)

                                                                    Three Months                  Nine Months
                                                                       Ended                        Ended
                                                                1999           1998           1999           1998
                                                             ----------     ----------     ----------     ----------
Interest Income:
     Loans                                                   $2,186,203     $1,915,252     $6,086,945     $5,719,486
     Investment securities:
          Tax exempt                                            199,039        177,031        604,689        517,172
          Taxable                                               289,952        267,756        868,978        754,821
     Federal funds sold and other                                57,759        105,341        179,948        281,996
                                                             ----------     ----------     ----------     ----------
             Total interest income                            2,732,953      2,465,380      7,740,560      7,273,475
                                                             ----------     ----------     ----------     ----------

Interest Expense:
     Deposits                                                 1,087,015      1,024,576      3,034,811      3,001,087
     Other                                                        9,310          5,857         26,747         13,505
                                                             ----------     ----------     ----------     ----------
             Total interest expense                           1,096,325      1,030,433      3,061,558      3,014,592
                                                             ----------     ----------     ----------     ----------

             Net interest income                              1,636,628      1,434,947      4,679,002      4,258,883

Provision for loan losses                                        12,600         15,180         37,800         45,540
                                                             ----------     ----------     ----------     ----------

     Net interest income after provision for loan losses      1,624,028      1,419,767      4,641,202      4,213,343
                                                             ----------     ----------     ----------     ----------

Other Income:

     Service charges on deposit accounts                        183,898        186,426        539,968        521,125
     Securities gains (losses), net                               2,890          5,116         11,712          7,016
     Other operating income                                     144,380         91,657        446,374        364,306
                                                             ----------     ----------     ----------     ----------
             Total other income                                 331,168        283,199        998,054        892,447
                                                             ----------     ----------     ----------     ----------

Other Expense:
     Salaries and other personnel expense                       649,587        594,532      1,948,697      1,764,263
     Net occupancy and equipment expense                        135,811        124,668        408,206        371,416
     Other operating expense                                    330,648        298,888      1,005,741        903,206
                                                             ----------     ----------     ----------     ----------
             Total other expense                              1,116,046      1,018,088      3,362,644      3,038,885
                                                             ----------     ----------     ----------     ----------

             Earnings before income taxes                       839,150        684,878      2,276,612      2,066,905

Income taxes                                                    244,896        198,149        642,204        596,404
                                                             ----------     ----------     ----------     ----------
             Net earnings                                    $  594,254     $  486,729     $1,634,408     $1,470,501
                                                             ==========     ==========     ==========     ==========


Earnings per common share based on average outstanding
     shares of 180,000 in 1998 and 1997:                     $     3.30     $     2.70     $     9.08     $     8.17
                                                             ==========     ==========     ==========     ==========

See accompanying notes to financial statements.

                                  OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                       Statements of Comprehensive Income

                             For the Nine Months Ended September 30, 1999 and 1998
                                                  (Unaudited)


                                                                               1999              1998
                                                                            -----------       ---------

Net earnings                                                                $ 1,634,408       1,470,501

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities availble for sale:
          Holding gains (losses) arising during period, net of tax
             of $(375,960) and $15,758                                         (614,451)         25,754
          Reclassification adjustments for (gains) losses included
             in net earnings, net of tax of $4,450 and $2,666                    (7,262)         (4,350)
                                                                            -----------      ----------

          Total other comprensive income (loss)                               (621,713)         21,404
                                                                            -----------      ----------

          Comprehensive income                                              $ 1,012,695       1,491,905
                                                                            ===========      ==========


See accompanying notes to financial statements.

                                  OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                            Statements of Cash Flows

                           For Each of the Nine Months Ended September 30, 1999 and 1998
                                                  (Unaudited)


                                                                            1999                         1998
                                                                       ----------------            -----------------
Cash flows from operating activities:
     Net earnings                                                    $       1,634,408           $        1,470,501
         Adjustments to reconcile net earnings to net
            cash provided by operating activities:
                Provision for loan losses                                       37,800                       45,540
                Depreciation, amortization and accretion                       174,490                      155,181
                Change in assets and liabilities:
                    Interest receivable and other assets                      (610,220)                     137,540
                    Interest payable and other liabilities                     (14,499)                    (576,564)
                    Mortgage loans held for sale                               471,081                   (1,138,637)
                                                                       ----------------            -----------------

                           Net cash used by operating activities             1,693,060                       93,561
                                                                       ----------------            -----------------

Cash flows from investing activities:
     Proceeds from maturities and paydowns of
         investment securities held to maturity                                496,179                      374,000
     Proceeds from maturities and paydowns of
         investment securities available for sale                            4,673,106                    6,327,344
     Purchases of investment securities held to maturity                    (1,854,069)                  (2,249,674)
     Purchases of investment securities available for sale                  (5,064,008)                  (9,067,088)
     Net changes in loans                                                  (14,347,626)                  (1,650,111)
     Purchases of premises and equipment                                      (242,278)                    (192,797)
                                                                       ----------------            -----------------

                           Net cash used by investing activities           (16,338,696)                  (6,458,326)
                                                                       ----------------            -----------------

Cash flows from financing activities:
     Net change in deposits                                                  9,226,563                    1,681,733
     Repayments of long-term debt                                              225,588                      327,427
                                                                       ----------------            -----------------

                            Net cash provided by financing activities        9,452,151                    2,009,160
                                                                       ----------------            -----------------

Net increase (decrease) in cash and cash equivalents                        (5,193,485)                  (4,355,605)

Cash and cash equivalents at beginning of period                            14,305,840                   12,180,521
                                                                       ----------------            -----------------

Cash and cash equivalents at end of period                           $       9,112,355           $        7,824,916
                                                                       ================            =================

Supplemental cash flow information:
     Cash paid for interest                                          $       2,629,755           $        2,619,255



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

(2)      Cash and Cash Equivalents
         -------------------------

         For presentation in the financial statements, cash and cash equivalents include cash on hand and amounts due from banks.

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

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                   (Unaudited)


(5)      Implementation of Recent Accounting Pronouncements
         --------------------------------------------------

         The Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS No. 133") during the third quarter of 1999. As allowed by SFAS No. 133, an entity may transfer any held to maturity security into the available for sale or trading category without calling into question the entity's intent to hold other securities to maturity in the future. The result of the transfer of held to maturity securities to the available for sale category was to increase stockholders' equity approximately $22,000. There were no other financial statement effects associated with the implementation of SFAS No. 133.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                For Each of the Nine Months in the Periods Ended
                           September 30, 1999 and 1998


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

FINANCIAL CONDITION

         Total assets at September 30, 1999 were $141,017,451, representing a $10,457,609 (8.01%) increase from December 31, 1998. Deposits increased $9,226,568 (7.95%) from December 31, 1998. Loans increased $14,274,911 (18.59%).
The allowance for loan losses at September 30, 1999 totaled $1,392,502 compared to the December 31, 1998 total of $1,427,420, representing 1.53% of total loans at September 30, 1999, compared to 1.86% at December 31, 1998. Cash and cash equivalents decreased $5,199,528 from December 31, 1998.

         The total of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due were $192,746 at June 30, 1999, representing an increase of $164 (0.09%) from December 31, 1998. There were no related party loans which were considered nonperforming at September 30, 1999.

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

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, continued

                     For the Nine Months in the Period Ended
                           September 30, 1999 and 1998

RESULTS OF OPERATIONS

         Net interest income increased $420,119 (9.86%) in the first nine months of 1999 compared to the same period for 1998. Interest income for the first nine months of 1999 was $7,740,560, representing an increase of $467,085 (6.42%) over the same period in 1998. Interest expense for the first nine months of 1999 increased $46,966 (1.56%) compared to the same period in 1998. The increase in net interest income during the first nine months of 1999 compared to the same period in 1998 is primarily attributable to the increase in the volume of loans.

         The bank analyzes its allowance for loan losses on a monthly basis. As of September 30, 1999, that analysis indicated an allowance reserve surplus of $868.170. Due to this surplus, the Bank has provided the budgeted provision for 1999, which is less than the amount provided in 1998, resulting in a $7,740 decrease in the provision for loan losses compared to the previous year. It is management's belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

         Other expenses for the nine months of 1999 increased $102,535 (11.35%) compared to the first nine months in 1998. The net increase is primarily attributable to additional salary and benefits expense and other operating expense comprised of organizational and other expenses at the holding company level.

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

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                     For the Nine Months in the Period Ended
                           September 30, 1999 and 1998

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

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                     For the Nine Months in the Period Ended
                           September 30, 1999 and 1998


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

         During the third quarter 1999, the Bank has primarily focused upon two areas related to Year 2000: liquidity and customer awareness. As to liquidity, the Bank is implementing its Liquidity Contingency Plan as referenced above. Goals established for Y2K cash reserves were accomplished as of September 30, 1999. At quarter end, the Bank had not yet achieved its goal for federal funds sold position, but fully expects to accomplish this component of the Plan by year-end 1999. In addition to an unsecured federal funds purchased accommodation line of credit, the Bank has established borrowing facilities with The Bankers Bank, its primary correspondent bank, as well as lines of credit with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta. The Bank has not yet received confirmation of its borrowing capacity with the Federal Reserve Bank on its Century Date Change Special Liquidity Facility application.

         The other focus during the third quarter 1999 has been on customer awareness. The Bank will be providing Year 2000 readiness disclosures to its customers during the fourth quarter 1999. In addition, the Bank has worked with the local chamber of commerce to coordinate a community-wide seminar regarding Y2K issues, which is scheduled for November 9, 1999. Additional efforts will be ongoing throughout the fourth quarter 1999 to communicate to our customers the status of the Bank's readiness for the century date change.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                  For the Nine Months Ended September 30, 1999


CAPITAL

The following tables present Oconee State Bank's regulatory capital position at September 30, 1999:

RISK-BASED CAPITAL RATIOS

Tier 1 Tangible Capital, Actual                                          14.4%
Tier 1 Tangible Capital minimum requirement                               4.0%
                                                                         ----

Excess                                                                    9.4%
                                                                         ====

Total Capital, Actual                                                    15.7%
Total Capital minimum requirement                                         8.0%
                                                                         ----

Excess                                                                    7.7%
                                                                         ====

LEVERAGE RATIO

Tier 1 Tangible Capital to adjusted total assets
  (Leverage Ratio)                                                       10.3%

Minimum leverage requirement                                              3.0%
                                                                         ----

Excess                                                                    7.3%
                                                                         ====

                           PART II. OTHER INFORMATION

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Item 1.  Legal Proceedings
         -----------------

                  None

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

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


                                     Date:  November 8, 1999




                                     By:   /s/ Jerry K. Wages
                                         Jerry K. Wages
                                         Executive Vice-President and C.F.O.
                                         (Principal Accounting Officer)


                                     Date:  November 8, 1999