Form 10KSB40
period 1999-12-31
OCONEE FINANCIAL CORP
filed 2000-03-30
CIK 1076691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


              Annual Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934
              For the Fiscal Year Ended December 31, 1999

              Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number 000-25267

                          Oconee Financial Corporation
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Georgia                                  58-2442250
          ----------------------------                  ---------------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)

             35 North Main Street, Watkinsville, Georgia 30677-0205
         --------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code:  (706) 769-6611
                                                     ---------------

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

                      Yes     X         No
                           ------           -----

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X -----

     State issuer's revenues for its most recent fiscal year.    $11,973,681
                                                                 -----------

     Transitional Small Business Disclosure format.  Yes             No   X
                                                          -----         -----

     State the aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors): As of February 29, 2000: 115,971 shares of common stock $10.00 par value (the "Common Stock"), with an aggregate value of $18,555,360 (based on approximate market value of $160.00/share) (the last sale price known to the Registrant for the Common Stock, for which there is no established trading market).

     State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: As of March 20, 2000, there were issued and outstanding 179,979 shares of Common Stock, par value $10.00 per share.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL
-------

         Oconee Financial Corporation ("Oconee") or (the "Company"), a registered bank holding company, was incorporated under the laws of Georgia in 1998 and commenced operations by acquiring 100% of the outstanding shares of Oconee State Bank (the "Bank") effective January 1, 1999. All of Oconee's activities are currently conducted by the Bank, its wholly owned subsidiary, which was incorporated as a bank under the laws of Georgia in 1959. At December 31, 1999, Oconee had approximately 600 holders of record of Common Stock, its only class of equity securities.

         At December 31, 1999, the Bank's total assets were $152,139,000, compared to $130,652,000 at year-end 1998. Over the past 5 years, total assets of the Bank have grown by $69,285,000 representing an increase of 80.7%.

SERVICES
--------

         The Bank is a community oriented, full-service commercial bank, located in Oconee and Clarke Counties, Georgia with three full-service banking offices, one limited-service loan production office and five automated teller machines
(ATMs). The Bank places an emphasis on retail banking, and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposits, individual retirement accounts, safe deposit facilities, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, offers lines of credit, VISA and MasterCard accounts, and provides a variety of other banking services.

MARKETS
-------

         The primary market for the Bank is Oconee County, Georgia. The Bank's secondary market is defined as those counties contiguous to Oconee County, which include Clarke, Greene, Morgan, Walton, Barrow, and Oglethorpe, as well as any counties which are a part of the Athens Standard Metropolitan Statistical Area, but are not contiguous to Oconee County.

DEPOSITS
--------

         The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1999, the Bank's deposit base totaled $136,527,000 and consisted of the following types of accounts:

                                                    Amount           Percentage
                                                    ------           ----------

Non-interest bearing demand deposits              $ 18,736,000          13.7%
Interest-bearing NOW accounts                       25,566,000          18.7%
Money market deposit accounts                       11,832,000           8.7%
Savings deposits                                    11,190,000           8.2%
Time deposits less than $100,000                    52,425,000          38.4%
Time deposits of $100,000 or more                    9,849,000           7.2%
Individual Retirement Accounts                       6,929,000            5.1%
                                                  ------------          -----
       Total Deposits                             $136,527,000          100.0%
                                                  ============          =====

         Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

LOANS
-----

         The Bank makes both secured and unsecured loans to individuals and businesses. At December 31, 1999, the Bank's loan portfolio totaled $93,330,000, consisting of the following categories of loans:

                                                     Amount         Percentage
                                                     ------         ----------

Loans secured by real estate                      $68,998,000           73.9%
Agricultural production & loans to farmers            724,000            0.8%
Commercial and industrial loans                    11,588,000           12.5%
Credit cards and related plans                        854,000            0.9%
Consumer loans (excluding credit cards)             9,877,000           10.6%
All other loans                                     1,133,000            1.2%
Lease financing receivables                           205,000            0.2%
LESS: Unearned income                                 (49,000)          (0.1%)
                                                  -----------          -----
      Total Loans Net of Unearned Income          $93,330,000          100.0%
                                                  ===========          =====

         The following table shows the amounts and growth for loans, deposits, capital, and total assets at December 31, for the years ended 1994-1998 (dollar amounts are in millions).

                                1999       1998      1997       1996      1995        1994         5-Year Growth
                                 ----       ----      ----       ----      ----        ----         -------------
         Loans                 $  93.3     $ 76.8   $  72.3    $  68.8    $ 58.6       $ 54.9          73.4%
         Deposits                136.5      116.1     104.6       97.0      79.3         74.2          85.3%
         Capital                  13.0       12.5      11.2       10.0       9.1          8.0          61.3%
         Total Assets            152.1      130.7     117.5      108.5      89.8         82.9          83.1%

As of December 31, 1999, the Bank had a concentration of loans to the housing industry. Loans secured by real estate totaled $68,998,000, which represented 73.9% of the Bank's loan portfolio at December 31, 1999. At year-end 1999, total outstanding balances and commitments for development and construction loans were $37,669,000, which represented 40.3% of the Bank's total loans and 275.4% of the Bank's equity capital. The Bank's established guidelines for this concentration, is to be in a range of 200% - 285% of Tier 1 equity capital. Low interest rates and the desirability of living in Oconee County have fueled demand for new housing and therefore new subdivisions in the area. Georgia Highway 316, the Watkinsville by-pass, and the re-routing of Highway 441 will continue to encourage further housing growth, resulting in the Bank's continued concentration of loans to this industry. As of December 31, 1999, the Bank has two related borrower concentrations.

LENDING POLICY
--------------

         The current lending policy of the Bank is to offer consumer, real estate, and commercial credit services to individuals and entities that meet the Bank's credit standards. The Bank provides each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which he can make to a single borrower or related group of borrowers. As of December 31, 1999, the Bank had a legal lending limit of $2,500,000.

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

         In general, the Bank's investment policy is to place securities in the Available for Sale portfolio. As of December 31, 1999, investment securities totaled $37,257,000.

The primary risks in the Bank's securities portfolio consist of 2 types:

         (1) Credit risk, or the risk of default of the issuer. Treasury and Agency securities comprised 56.7% of the portfolio; therefore the credit risk is primarily limited to the risk of default of the U.S. Government and its agencies. State, County, and Municipal bonds represent 43.3% of the portfolio with the credit risk limited to the risk of default of the issuing municipality. Substantially all of such securities have been rated by a bond rating service and all are investment grade and bank qualified investments.

         (2) Interest rate risk, or the risk of adverse movements in interest rates on the value of the portfolio. In general, a rise in interest rates will cause the value of the Bank's securities portfolio to decline. The longer the maturity of an individual security, the greater the effect of change in interest rate of its value. The Bank measures its interest rate risk exposure by analyzing its rate sensitivity GAP position. The Bank's GAP position is reviewed monthly by the Investment and Asset/Liability Management Committee and the Board of Directors.

COMPETITION
-----------

         The Bank competes in Oconee County with four other commercial banks. There are seven commercial banks in Athens-Clarke County, four of which have offices in Oconee County. As of June 30, 1999, the seven banks located in Athens-Clarke County held deposits totaling $1,181,733,000. The Bank's physical presence in Athens-Clarke County is limited to the loan production office and two ATM's, located in Jimbo's Convenience Store and Quick Stop Convenience Store. With three full-service and one limited banking office within Oconee County, the Bank is the dominant market leader in Oconee County in terms of assets, deposit size, facility locations, and market coverage. The following table shows deposits by financial institution along with market share for the period ended June 30, 1999 (Dollar amounts are in thousands):

                                                Total              Market
                                               Deposits             Share
                                               --------             -----
    Athens First Bank & Trust Company         $ 65,865               34.2%
    First American Bank & Trust Company          1,849                1.0%
    NationsBank, N.A.                            8,634                4.5%
    Oconee State Bank                          114,779               59.6%
    SunTrust Bank, Northeast Georgia, N.A.       1,326                0.7%
                                              --------              -----
         Total Deposits                       $192,453              100.0%
                                              ========              =====


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

         Set forth below are certain ratios of the Bank for the years indicated:

                                                              1999            1998             1997
                                                              ----            ----             ----
Net income to:
         Average equity capital accounts                     16.66%          16.61%           15.66%
         Average daily total deposits                         1.83%           1.93%            1.75%
Ratio of average daily loans to average daily deposits       72.06%          72.16%           74.23%

For the most part, the business of the Bank is not materially seasonal. Construction and development lending are strongest in Spring and Summer. Building slows somewhat in Fall and Winter, but not to the degree that there is an appreciable impact upon the Bank's Balance Sheet or Statement of Earnings.

YEAR 2000 COMPLIANCE
--------------------

         The Bank did not experience any material disruptions in its operations or activities as a result of the so-called "Year 2000" problem. Nor did the Bank incur material expenses in correcting perceived or suspected Year 2000 problems. In addition, the Bank is not aware that any of its suppliers or customers has experienced any material disruptions in their operations or activities. The Bank does not expect to encounter any such problems in the foreseeable future, although it continues to monitor its computer operations for signs or indications of such problems.

         It is possible, however, that if Year 2000 problems are incurred by the customers of the Bank, such problems could have a negative impact on future operations and financial performance of the Bank, although the Bank has not been able to specifically identify any such problems among its clients or suppliers. Furthermore, the Year 2000 problem may impact other entities with which the Bank transacts business and the Bank cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Bank.

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

         In addition, effective March 11, 2000, bank holding companies whose banking subsidiaries are all well capitalized and well managed may apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are:

         (a) lending, exchanging, transferring, investing for others or safeguarding money or securities;

         (b) insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

         (c)      providing   financial,   investment,   or  economic   advisory
                  services, including advising an investment company;

         (d) issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

         (e)      underwriting, dealing in or making a market in securities.

         Oconee has no immediate plans to register as a financial holding company.

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

         The Bank, a subsidiary of Oconee, is regularly examined by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank, a state banking association organized under Georgia law, is subject to the supervision of, and is regularly examined by, the GDBF. Both the FDIC and the GDBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled institution.

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

         The payment of dividends by Oconee and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 1999, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $1,122,878. For 1999, Oconee's cash dividend payout to stockholders was 40.8% of net income.

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

                                       8
         CAPITAL ADEQUACY. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than four percent (4%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had a significant effect on Oconee's capital requirements.

         In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better-capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

         The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%;
(2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC's regulations, the Bank was a "well capitalized" institution at December 31, 1998 and December 31, 1999.

         Set forth below are pertinent capital ratios for the Bank as of December 31, 1999:

Minimum                      Capital                   The Bank
-------                      -------                   --------
Requirement
-----------
Tier One Capital to                                     13.3%
     Risk Based
     Assets:  4% <F1>

Total Capital to                                        14.6%
     Risk Based
     Assets:  8% <F2>

Leverage Ratio (Tier One                                 9.2%
     Capital to Average Total
     Assets):  3% <F3>
--------------------------
[FN]
<F1>  Minimum required ratio for "well capitalized" banks is 6%
<F2>  Minimum required ratio for "well capitalized" banks is 10%
<F3>  Minimum  required ratio for "well capitalized" banks is 5%

         RECENT LEGISLATIVE AND REGULATORY ACTION. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a very significant piece of legislation intended to modernize the financial services industry. The bill repeals the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting. The bill also allows bank holding companies to engage in financial activities that are "financial in nature or complementary to a financial activity." The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others. The bill also:

         (a)      prohibits    non-financial    entities   from   acquiring   or
                  establishing a thrift while grandfathering existing thrifts owned by non-financial entities;

         (b) establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot "prevent or significantly interfere" with affiliations between banks and insurance firms;

         (c) contains provisions designed to protect consumer privacy. The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to "opt out" of information sharing except with unaffiliated third parties who market the institutions' own products and services or pursuant to joint agreements between two or more financial institutions; and

         (d) provides for functional regulation of a bank's securities activities by the Securities and
                  Exchange Commission.

         Various portions of the bill have different effective dates, ranging from immediately to more than a year for implementation.

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

EMPLOYEES
---------

         At December 31, 1999, the Bank had 56 full-time employees and 27 part-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

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

         (5)      Athens Loan Center
                  ------------------
                  (Limited Service Loan Production Office)
                  500 North Milledge Avenue
                  Athens, Georgia 30605

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

         The Bank owns five office condominium units adjacent to and behind its main office in Watkinsville. The units are numbered 10, 12, 14, 16, & 18 on Durham Street in Watkinsville, Georgia. Each unit contains 1,180 square feet on the ground floor and 450 square feet on the second floor, for a total of 1,630 square feet per unit or 8,150 square feet for all units owned. Unit 10 houses the Bank's mortgage loan department, Units 12, 14, and 16 are connected by interior hallways and house proof, bookkeeping, supplies, human resources, and training functions. Unit 18 is occupied by the Bank's loan operations department.

         All of the properties referenced previously are owned by Oconee or the Bank. In September 1999, the Bank entered into a lease agreement with Hardigree Properties, LLLP to lease office condominium unit #20 on Durham Street in Watkinsville, Georgia. This unit is next to other office condominiums owned by the Bank. The lease is for two years with an option to renew at the end of two years. Unit 20 houses accounting and audit personnel and allows needed space for expansion. In addition, two parking lots adjacent to the main office are leased which provide additional parking for employees. None of the properties owned by Oconee or the Bank are subject to any encumbrances.

         The Athens Loan Center is located at 500 North Milledge Avenue in Athens, Georgia. The Loan Center is a 2,000 square foot building that houses one commercial loan officer and one mortgage loan originator, along with their support staff. The Loan Center is leased by the Bank from Henry G. Utley. The lease was entered into in July of 1999 and is for two years.

         The Bank also owns 2.3 acres of land located on Epps Bridge Road, 1331st G.M.D., Oconee County, Georgia for future branch expansion. The property is not subject to any other encumbrances.

         Management of Oconee and the Bank believe that all of its properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither Oconee nor the Bank is a party to, nor are any of their properties the subject of, any material legal proceeding other than ordinary routine litigation incidental to Oconee's and the Bank's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of Oconee during the fourth quarter of the fiscal year covered by the report.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKETS FOR CAPITAL STOCK
-------------------------

         Oconee Stock is not traded on any established public trading market. Management is aware of 31 trades of Bank Stock in 1999, aggregating 845 shares in blocks ranging from 1 share to 100 shares at prices ranging from $145.00 to $155.00 per share.

         Management of the Bank is aware of 34 trades of Bank Stock in 1998, aggregating 758 shares in blocks ranging from 1 share to 150 shares at prices ranging from $115.00 to $145.00 per share.

HOLDERS
-------

         As of December 31, 1999, there were 587 holders of record of common stock.

DIVIDENDS
---------

         In 1999 and 1998, the Bank declared cash dividends of $5.00 per share and $4.00 per share respectively, payable to shareholders of record on December 31 of each year. The Bank intends to continue paying cash dividends on an annual basis. Cash dividends for 1999 represented a payment of 40.8% of net income for the year compared to 35.4% for 1998. The amount and frequency of dividends is determined by the Bank's Board of Directors in light of earnings, capital requirements and the financial condition of the Bank.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998.

         This analysis of Oconee has been prepared to provide insight into the financial condition of the Company, and addresses the factors which have affected the Company's results of operations. The Company's financial statements and accompanying notes which follow are an integral part of this review and should be read in conjunction with it.

Selected Financial Information

                                              1999            1998          1997         1996         1995
                                                           (AMOUNTS ARE PRESENTED IN THOUSANDS.)
                                             --------------------------------------------------------------------
Net interest income                              6,331        5,734           5,418        4,865        4,592
Other operating income                           1,328        1,283           1,080          949          848
Provision for loan losses                          116           61             166          281          100
Net income                                       2,203        2,032           1,705        1,506        1,350
Net income per common share                      12.24        11.29            9.47         8.37         7.50
Total assets                                   152,139      130,652         117,482      108,506       89,779
Cash dividends declared per common share          5.00         4.00            3.30         3.00         2.50
                                             ------------- --------------- ------------ ------------ ------------

         FINANCIAL CONDITION - 1999 VS. 1998. During 1999, average total assets increased $16,409,000 (14%) over 1998. Average deposits increased $15,140,000 (14%) in 1999 over 1998. Average loans increased $10,808,000 (14%) in 1999 over
1998.

         Year-end balances at December 31, 1999 and 1998 show increases in total assets of $21,487,000 (16%) from 1998 to 1999. Total deposits increased $20,407,000 (18%) from 1998 to 1999 while total gross loans increased $16,550,000 (22%) during 1999. Time deposits increased $16,034,000 (30%) from
1998 to 1999 while all other deposit accounts increased $4,373,000 (7%) from 1998 to 1999. Loan demand continued to increase due to a strong local economy. These loan increases, along with the net increases in investment securities, were funded by increases in deposits during 1999. Non-performing assets at December 31, 1999 were $78,000 compared to $71,000 at December 31, 1998. The majority of the increase is attributable to an increase in repossessed collateral. There were no related party loans which were considered non-performing at December 31, 1999.

         The Bank was most recently examined by its primary regulatory authority in October of 1999. There were no recommendations by the regulatory authority that, in management's opinion, will have material effects on the Bank's liquidity, capital resources, or operations.

         RESULTS OF OPERATIONS - 1999 VS. 1998. The Company's earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

         Net interest income in 1999, which was $6,331,000 increased by $597,000, or 10%, over 1998. The increase is primarily attributable to the increase in interest and fees on loans offset by increases in interest expense on time deposits. Net yield on average interest earning assets (4.98% in 1999 and 5.08% in 1998) decreased approximately .10% in 1999 from 1998. This decrease was associated with an $872,000 or 9% increase in interest earned and a $275,000 or 7% increase in interest paid in 1999 as compared to 1998. Although average interest earning assets increased $14,378,000 or 13% in 1999, the resulting $872,000 increase in interest earned did not keep pace. This was the result of increased loan competition in the Company's market resulting in loan pricing concessions during a period of increased loan demand, which coincided with a period in which competition in the Company's market forced interest rates paid on deposits to be higher, thus explaining the Company's higher cost of funds for 1999 as compared to 1998. These competitive market pressures on both loan and deposit pricing resulted in the decline in the Company's net yield on interest earning assets.

         The provision for loan losses in 1999 was $116,000 compared to $60,720 in 1998. The increase in the provision for loan losses was primarily attributable to growth in the loan portfolio. The provision for loan losses continues to reflect management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses to absorb such losses. The allowance for loan losses represented approximately 1.6% of total loans outstanding at December 31, 1999 compared to 1.9% at December 31, 1998. Net charge-offs for 1999 were $74,294 compared to net recoveries of $4,170 during 1998. A dedicated loan review function is utilized by the Company which is supplemented by the use of an outside loan review specialist. All loans $150,000 or more are reviewed annually and placed into various loan grading categories which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. Management believes that these levels of allowance are appropriate based upon the Company's loan portfolio and current economic conditions.

         Other operating income in 1999 of $1,328,000 increased from 1998 by $45,000 or 4% due primarily to an increase of $19,000 in ATM service charges, resulting from two new ATM's which were placed in service during 1999 and an increase of $92,000 in commission income on investment sales. These increases were offset by a decrease in fee income on mortgage loans of $79,000 from 1998 as a result of rising interest rates on mortgage loans which resulted in decreased demand for these types of loans. Other operating expenses in 1999 of $4,506,000 increased by $397,000 or 10% over 1998 levels. The increase in operating expenses is attributable to an increase in salaries and employee benefits expense of $244,000 or 10%. In addition, occupancy expense increased by $28,000 or 5% due to increased repairs and maintenance expense and computer upgrades. Also, other operating expenses increased by $125,000 or 11% with $32,000 in costs attributed to Year 2000 compliance.

         Income taxes expressed as a percentage of earnings before income taxes decreased from 29% in 1998 to 27% in 1999. This decrease relates to a higher amount of tax-free interest income from state, county and municipal investment securities as compared to 1998.

         RESULTS OF OPERATIONS - 1998 VS. 1997. Net interest income in 1998, which was $5,734,000, increased by $316,000, or 6%, over 1997. The increase is primarily attributable to the increase in interest and fees on loans offset by increases in interest expense on time deposits. Net yield on interest earning assets (5.00% in 1998 and 5.25% in 1997) decreased approximately 0.2% in 1998 from 1997. This decrease was associated with a $585,000 or 6% increase in interest earned and a $269,000 or 7% increase in interest paid in 1998 as compared to 1997 as well as an increase in average interest bearing liabilities of $5,516,000 or 7% in 1998. The prime rate dropped 0.75% during 1998, which was a contributing factor to the decrease in the Company's net interest margin during the year.

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

         INVESTMENTS. The investment portfolio consists of debt securities which provide the Company with a source of liquidity and a long-term, relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

         LIQUIDITY. The Company must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Company keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Company to monitor its liquidity to meet regulatory requirements and their local funding requirements.

         The Company maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Company has arrangements with a commercial bank for short term unsecured advances up to $4,400,000. Additional liquidity is provided to the Company through available FHLB advances up to $22,800,000.

         Cash  and  cash  equivalents   increased   $2,059,000  to  a  total  of
$16,128,000 at year-end 1999 as cash provided by financing activities and operating activities outpaced amounts used by investing activities. Cash inflows from operations totaled $2,225,000 in 1999, while inflows from financing activities totaled $19,994,000, most of which were net deposit increases during 1999 of $20,407,000.

         Investing activities used $20,160,000 of cash and cash equivalents, principally composed of net advances of loans to customers of $16,625,000 during 1999 and investment purchases, net of sales, calls, and paydowns of investment securities totaling $3,673,000.

         CAPITAL RESOURCES. The Company continues to maintain adequate capital ratios. The following tables present the Company's regulatory capital position at December 31, 1999

                                                                 Risk-Based Capital Ratios
                                                              Actual as of December 31, 1999

         Tier 1 Capital                                                  13.3%
         Tier 1 Capital minimum requirement                               4.0%
                                                                         -----
         Excess                                                           9.3%
                                                                          ====

         Total Capital                                                   14.6%
         Total Capital minimum requirement                                8.0%
                                                                        ------
         Excess                                                           6.6%
                                                                        ======

                                                          Leverage Ratio As of December 31, 1999
         Tier 1 Capital to adjusted total assets
         ("Leverage Ratio")                                               9.2%
         Minimum leverage requirement                                     3.0%
                                                                        ------
         Excess                                                           6.2%
                                                                        ======

         For a more complete discussion of the actual and required ratios of the Company, see note 11 to the consolidated financial statements.

         ASSET/LIABILITY  MANAGEMENT.  It is the  Company's  objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by local individuals, partnerships and corporations. The objective of the policy is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

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

         The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Company's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                                                                                  At December 31, 1999
                                                                                Maturing or Repricing in
                                                                                ------------------------
                                                                                 (dollars in thousands)
                                                        Three         Four Months
                                                        Month             to             1 to 5           Over 5
                                                       or Less         12 Months          Years            Years           Total
                                                       -------         ---------          -----            -----           -----
Interest-earning assets:
  Investment securities                              $      100            1,149            5,037           30,971          37,257
  Federal funds sold                                      9,690            --                --               --             9,690
  Loans                                                  46,453           16,655           30,500              121          93,729
                                                        -------         --------          -------              ---         -------
     Total interest-bearing assets                   $   56,243           17,804           35,537           31,584         140,676
                                                        -------         --------          -------           ------         -------
Interest-bearing liabilities:
  Deposits:
  Savings and demand                                 $   48,589            --               --               --              48,589
  Time deposits                                           7,888           34,440           26,875           --              69,203
  Repurchase agreements                                     866            --               --               --                 866
                                                            ---                                                                ---

Total interest-bearing liabilities                   $   57,343           34,440           26,875           --             118,658
----------------------------------                      -------         --------          -------           --             -------
Interest sensitive difference per period                (1,100)         (16,636)            8,662           31,092          22,018
                                                        ------          -------           -------           ------          ------
Cumulative interest sensitivity difference              (1,100)         (17,736)          (9,074)           22,018
                                                        ------          -------           ------            ------
Cumulative difference to total assets                    (0.8%)          (12.6%)           (6.5%)            15.7%
                                                        -----            -----            -----              ----

         At December 31, 1999 the difference between the Company's liabilities and assets repricing or maturing within one year was $17,736,000. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the Company's net interest income to decline.

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

         Inflation. Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. The Company copes with the effects of inflation through the management of its interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its level of net earnings relative to its dividend payout policy.

SELECTED STATISTICAL INFORMATION

         The following section presents statistical information for the Company which supplements the financial data discussed elsewhere herein.


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

                                                                           For the Years Ended December 31,

                                                                  1999                                       1998
                                          -----------------------------------------------  -----------------------------------------
                                                 Average                      Yield/         Average                       Yield/
                                                 Balance        Interest       Rate          Balance        Interest        Rate
                                                 -------        --------       ----          -------        --------        ----
Assets:
Interest earning assets:
   Interest earning deposits                        -              -            -               -              -              -
   Investment securities:
      Taxable                                   18,573,453      1,163,116     6.26%         16,607,049      1,051,887       6.33%
      Non-taxable                               16,219,209        808,336     4.98%         13,976,265        704,153       5.04%
   Federal funds sold                            5,561,260        294,214     5.28%          6,201,576        340,869       5.50%
   Loans (including loan fees)                  86,926,333      8,379,754     9.65%         76,117,421      7,676,432       10.09%
                                              ------------     ----------     ----        ------------      ---------       -----
Total interest-earning assets                  127,280,255     10,645,420     8.37%        112,902,311      9,773,341        8.66%

Allowance for loan losses                       (1,424,606)                                 (1,371,765)
Cash and due from banks                          5,324,326                                   3,516,984
Other assets                                     4,188,340                                   3,912,157
      Total assets                            $135,368,315                                $118,959,687
                                              ============                                ============

Liabilities and stockholders' equity:
Interest-bearing liabilities:
   Deposits:
      Interest-bearing demand                  35,025,775      1,045,860      2.99%         26,784,495        771,894         2.88%
      Savings                                   9,606,416        192,028      2.00%          8,741,058        203,929         2.33%
      Time                                     57,723,166      3,041,875      5.27%         53,995,027      3,043,214         5.64%
Federal Funds Purchased                           136,877          5,295      3.87%                  -              -         -
Securities sold under repurchase agreements       779,715         29,207      3.75%            510,940         20,499         4.01%
                                             ------------      ---------      ----          ----------      ---------         ----
      Total interest bearing liabilities      103,271,949      4,314,265      4.18%         90,031,520      4,039,536         4.49%

Non-interest bearing deposits                  18,275,259                                   15,970,054
Other liabilities                                 599,312                                      724,339
                                             ------------                                   ----------
Total liabilities                             122,146,520                                  106,725,913

Stockholders' equity                           13,221,795                                   12,233,774
                                             ------------                                  -----------
      Total liabilities and stockholders'
      equity                                 $135,368,315                                  $18,959,687
                                             ============                                  ===========
Excess of interest-bearing assets over
   interest-bearing liabilities               24,008,306                                    22,870,791
                                             ===========                                   ===========
Ratio of interest-earning assets to
   interest-bearing liabilities                   123.25%                                       125.40%
Net interest income                                            6,331,155                                    5,733,805
Net interest spread                                                           4.19%                                           4.17%
Net interest yield on interest earning
   assets                                                                     4.98%                                           5.08%

                                                     For the Year Ended December 31,
                                                                   1997
                                                 -----------------------------------------
                                                  Average                         Yield/
                                                  Balance        Interest         Rate
                                                  -------        --------         ----

Assets:
Interest earning assets:
   Interest earning deposits
   Investment securities:
      Taxable                                     17,934,818      1,150,389         6.42%
      Non-taxable                                  8,859,856        461,016         5.20%
   Federal funds sold                              4,215,699        245,238         5.82%
   Loans (including loan fees)                    72,278,399      7,331,744        10.49%
                                                ------------      ---------        -----
Total interest-earning assets                    103,288,772      9,188,387         8.9%

Allowance for loan losses                         (1,284,979)
Cash and due from banks                            3,508,953
Other assets                                       3,838,035
      Total assets                              $109,350,781
                                                ============

Liabilities and stockholders' equity:
Interest-bearing liabilities:
   Deposits:
      Interest-bearing demand                     26,299,721        767,773         2.92%
      Savings                                      9,226,456        257,510         2.79%
      Time                                        48,487,156      2,723,989         5.62%
Federal Funds Purchased                                    -             --         -
Securities sold under repurchase agreements          502,284         21,301         4.24%
                                                ------------      ---------         ----
      Total interest bearing liabilities          84,515,617      3,770,573         4.46%

Non-interest bearing deposits                     13,362,850
Other liabilities                                    588,763
                                                ------------
Total liabilities                                 98,467,230

Stockholders' equity                              10,883,551
--------------------                             -----------
      Total liabilities and stockholders'
      equity                                    $109,350,781
                                                ============

Excess of interest-bearing assets over
   interest-bearing liabilities                   18,773,155
                                                ============
Ratio of interest-earning assets to
   interest-bearing liabilities                       122.21%
Net interest income                                               5,917,814
Net interest spread                                                                 4.44%
Net interest yield on interest earning
   assets                                                                           5.25%


Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported. Tax-exempt income is not calculated on a tax-equivalent basis.

TABLE 2
VOLUME-RATE ANALYSIS

The following tables show a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest earning assets and interest-bearing liabilities for 1999 over 1998 and 1998 over 1997.

                                                      1999 OVER 1998
                                                       --------------
                                            INCREASE (DECREASE) DUE TO CHANGES IN:
                                            --------------------------------------
                                              VOLUME          RATE          TOTAL
Interest income on:
   Investment securities
     Taxable                                   131,505       (20,276)      111,229
     Non-taxable                               113,687        (9,504)      104,183
Federal funds sold                             (32,945)      (13,710)      (46,655)
Loans (including loan fees)                  1,050,369      (347,047)      703,322
                                            ----------      --------      --------

     Total interest earning assets           1,262,616      (390,537)      872,079
                                            ----------      --------      --------
Interest expense on:
   Deposits:
     Interest bearing demand                   238,076        35,889       273,965
     Savings                                   (17,776)      (29,677)      (11,901)
     Time                                      203,301      (204,637)       (1,336)
  Securities sold under repurchase
  agreements                                    10,120        (1,412)        8,708
   Federal funds purchased                       5,295         5,295
                                            ----------      --------      --------
                                                                                 0
     Total interest bearing liabilities
                                               469,273      (194,542)      274,731
                                            ----------      --------      --------


Note: Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

TABLE 2
VOLUME-RATE ANALYSIS (CONTINUED)

                                                      1998 OVER 1997
                                                      --------------
                                            INCREASE (DECREASE) DUE TO CHANGES IN:
                                            --------------------------------------
                                              VOLUME        RATE          TOTAL
Interest income on:
   Investment securities
     Taxable                                 (80,646)      (17,856)      (98,502)
     Non-taxable                             257,775       (14,638)      243,137
Federal funds sold                           108,932       (13,301)       95,631
Loans (including loan fees)                  490,125      (145,437)      344,688
                                            --------      --------      --------

     Total interest earning assets           776,186      (191,232)      584,954
                                            --------      --------      --------
Interest expense on:
   Deposits:
     Interest bearing demand                  22,370       (18,249)        4,121
     Savings                                 (11,324)      (42,257)      (53,581)
     Time                                    307,807        11,418       319,225
  Securities sold under repurchase
  agreements                                    (802)          -            (802)
                                            --------      --------      --------
     Total interest bearing liabilities      318,051       (49,088)      268,963
                                            --------      --------      --------


Note: Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

TABLE 3
INVESTMENT PORTFOLIO

The following table presents the investments by category at December 31, 1999, 1998, and 1997:

                                                  1999            1998             1997
                                                  ----            ----             ----

HELD TO MATURITY (AT AMORTIZED COST)
     State, county and municipal               $    --         $15,303,990     $13,276,282
                                               ----------      -----------     -----------


AVAILABLE FOR SALE
     State, county and municipal               $16,113,705            --              --
     United States treasuries and agencies       8,248,061     $ 6,291,116     $ 9,650,483
     Mortgage-backed                            12,895,247      13,764,308       7,004,215
                                               -----------     -----------     -----------

       Totals                                  $37,257,013     $20,055,424     $16,654,698
                                               ===========     ===========     ===========


The following table presents the maturities of all investment securities at carrying value and the weighted average yields for each range of maturities presented.

Maturities at               United States      Mortgage-       State, County       Weighted
December 31, 1999           Treasury and        Backed             and              Average
                              Agencies        Securities         Municipal            Yields
                              --------        ----------         ---------            ------

Within 1 year                     --                --              465,043           6.09%
After 1 through 5 years      2,205,469              --            3,028,828           5.34%
After 5 through 10 years     5,863,517            86,932          1,412,533           6.69%
After 10 years                 179,075        12,808,315         11,207,301           5.77%
      --                       -------        ----------         ----------           ----

    Totals                   8,248,061        12,895,247         16,113,705


Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

Table 4
Loan Portfolio

The following table presents loans by type at the end of the last 5 years.

                                           1999             1998             1997              1996             1995
                                      --------------   --------------    --------------   --------------   ----------------
Commercial, financial and
agricultural                           $ 12,714,342     $ 11,332,765     $ 10,570,994     $  9,792,533      $  8,160,215
Real estate - construction               28,310,935       16,925,962       13,824,372       16,836,092        12,583,049
Real estate - mortgage                   40,222,371       38,942,845       38,748,388       34,511,657        31,534,900
Consumer                                 12,082,629        9,578,312        9,129,134        7,680,871         6,331,668
                                         93,330,277       76,779,884       72,272,888       68,821,153        58,609,832
Less:  Allowance for loan
losses                                   (1,469,126)      (1,427,420)      (1,362,530)      (1,202,201)       (1,019,644)

Loans, net                             $ 91,861,151     $ 75,352,464     $ 70,910,358     $ 67,618,952      $ 57,590,188


At December 31, 1999, maturities of loans in the indicated classifications were as follows:

                         Commercial,              Real
                        Financial and            Estate
Maturity                Agricultural          Construction             Total
--------                ------------          ------------             -----


   Within 1 year         $ 6,362,761          $ 24,537,001          $ 30,899,762
   1 to 5 years            5,989,526             3,773,934             9,763,460
   Over 5 years              362,055                --                   362,055

       Totals            $12,714,342          $ 28,310,935          $ 41,025,277
                         ===========          ============          ============


As of December 31, 1999, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows:


                                                   Fixed              Variable
                                                 Interest             Interest
                                                   Rates                Rates             Total
                                                -----------         ------------      ------------
Commercial, financial and agricultural
1 to 5 years                                   $ 4,857,197           1,132,329         $ 5,989,526
Over 5 years                                   $   271,187              90,868         $   362,055

Real estate construction
1 to 5 years                                        --               $3,773,934         $ 3,773,934

TABLE 4
LOAN PORTFOLIO (CONTINUED)

The following summarizes past-due and non-accrual loans, other real estate and repossessions and income that would have been reported on non-accrual loans as of December 31, 1999, 1998, 1997, 1996, and 1995:

                                                                              December 31,
                                                     1999            1998           1997           1996          1995
                                                     ----            ----           ----           ----          ----

Other real estate and repossessions                  53,398         40,000          40,000         40,000        40,000
Accruing loans 90 days or more past due                   -            530            -             -           238,000
Non-accrual loans                                    25,010         30,571           4,000        278,000       282,000
Interest on non-accrual  loans which would
have been reported                                      200          1,500             200         19,000        18,000


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

TABLE 5
ALLOWANCE FOR LOAN LOSSES

The following table summarizes information concerning the allowance for loan losses:

                                               1999         1998         1997     1996       1995
                                               ----         ----         ----     ----       ----
                                                       (Amounts are presented in thousands)
Balance at beginning of year                  $1,427     $ 1,363      $1,202     $1,020     $1,057
Charges-offs:
     Commerce, financial and agricultural         29          18           4         83         40
     Installment                                  74          74          30         47        120

         Total charge-offs                       103          92          34        130        160
Recoveries:
     Commerce, financial and agricultural         17          73           4          5          4
     Installment                                  12          23          25         26         19

         Total recoveries                         29          96          29         31         23

Net charge-offs (recoveries)                      74          (4)          5         99        137

Provisions charged to operations                 116          60         166        281        100

Balance at end of year                        $1,469     $ 1,427      $1,363     $1,202     $1,020

Ratios of net charge-offs (recoveries)
  during the period to average loans
  outstanding during the period                  .09%       (.01%)       .01%       .15%       .24%


The Company has a dedicated loan review function. All loans $150,000 or more are reviewed annually and placed into various loan grading categories which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review function to ensure early identification of deterioration. The formal allowance for loan loss adequacy test is performed at each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

TABLE 6
DEPOSITS

The average balance of the deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

                                                                           December 31,
                                                   1999                      1998                        1997
Deposits:
Non-interest bearing demand               $  18,275,259       -       $  15,970,054       -      $13,362,850        -
Interest bearing demand                      35,025,775     2.99%        26,784,495     2.88%     26,299,721       2.92%
Savings                                       9,606,416     2.00%         8,741,058     2.33%      9,226,456       2.79%
Time                                         57,723,166     5.27%        53,995,027     5.64%     48,487,156       5.62%
                                             ----------     ----         ----------     ----      ----------       ----

                                           $120,630,616                $105,490,634              $97,376,183
                                           ============                ============              ===========


Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1999 are summarized as follows:

Within 3 months                                         $ 1,355,054
After 3 through 6 months                                  2,125,702
After 6 through 12 months                                 4,440,588
After 12 months                                           2,260,938
                                                        -----------
                                                       $ 10,182,282
                                                       ============

TABLE 7
SELECTED RATIOS

The following table sets out certain ratios of the Company for the years indicated.

                                         1999           1998           1997
                                         ----           ----           ----
Net income to:
     Average stockholders' equity       16.66%         16.61%         15.66%
     Average assets                      1.63%          1.71%          1.56%
Dividends to net income                 40.85%         35.43%         34.85%
Average equity to average assets         9.77%         10.28%          9.95%

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements and the report of independent accountants are included in this report beginning at page F-1 of this Form 10-KSB.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The  information   contained  under  the  headings  "Information  About
Nominees For Directors," "Executive Officers," and "Compliance with Section 16(a)" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 1, 2000, to be filed with the Securities and Exchange Commission ("SEC"), is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Bank's annual meeting of shareholders to be held on May 1, 2000, to be filed with the SEC, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Beneficial Ownership of Securities and Voting Rights" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 1, 2000, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Relationships and Related Transaction" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all the Company's annual meeting of shareholders to be held on May 1, 2000, to be filed with the SEC, is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a) Financial Statements.

         The following financial statements and notes thereto of the Registrant are located beginning at page F-1 of this Form 10-KSB pursuant to Item 7 of this Report:

             1.       Report of Independent Certified Public Accountants
             2.       Balance Sheets
                            December 31, 1999 and 1998
             3.       Statements of Earnings
                          For the Years Ended December 31, 1999, 1998, and 1997
             4.       Statements of Changes in Stockholders Equity
                          For the Years Ended December 31, 1999, 1998, and 1997
             5.       Statements of Cash Flows
                          For the Years Ended December 31, 1999, 1998, and 1997
             6.       Notes to Financial Statements

EXHIBITS

         The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B.

2. Plan of Reorganization and Agreement of Merger by and among Oconee Interim Corporation, Oconee State Bank, and Oconee Financial Corporation, dated August 28, 1998 (included as Exhibit 2 to the Bank's 10-KSB filed with the SEC on March 30, 1999 and incorporated hereby reference).

3.1 Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998. (included as Exhibit 3.1 to the Bank's 10-KSB filed with the SEC on March 30, 1999 and incorporated hereby reference).

3.2 Bylaws of Oconee Financial Corporation, dated August 27, 1998 (included as Exhibit 3.2 to the Bank's 10-KSB filed with the SEC on March 30, 1999 and incorporated hereby reference).

4.       See   Exhibits  3.1  and  3.2  for   provisions   of  the  Articles  of
         Incorporation and Bylaws which define the rights of the holders of Common Stock of the Bank.

4.1 Form of Common Stock Certificate (included as Exhibit 4.1 to the Bank's 10-KSB filed with the SEC on March 30, 1999 and incorporated hereby reference).

10.1 Oconee State Bank 401 (k) Savings Incentive Plan (included as Exhibit 3 to the Bank's F-1 filed with the FDIC on April 30, 1997 and incorporated hereby reference.)

10.2 Oconee State Bank Officer's Cash Incentive Plan (included as Exhibit 3 to the Bank's F-1 filed with the FDIC on April 30, 1997 and incorporated hereby reference.)

21. Subsidiaries of Oconee Financial Corporation. (included as Exhibit 21 to the Bank's 10-KSB filed with the SEC on March 30, 1999 and incorporated hereby reference).

24.      Power of Attorney (included herein on signature page).

27.      Financial Data Schedule (for SEC use only) is filed herewith.


     (b)   REPORTS ON FORM 8-K.

           The Bank did not file any reports on Form 8-k during the fourth quarter of 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Oconee Financial Corporation:


We have audited the accompanying consolidated balance sheets of Oconee Financial Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Financial Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.







Atlanta, Georgia
March 10, 2000

                                    OCONEE FINANCIAL CORPORATION

                                    Consolidated Balance Sheets

                                     December 31, 1999 and 1998

                                               Assets
                                               ------

                                                                         1999             1998
                                                                    -------------      -----------
Cash and due from banks, including reserve
   requirements of $1,453,000 and $1,124,000                        $   6,437,789        4,428,512
Federal funds sold                                                      9,690,000        9,640,000
                                                                    -------------      -----------
           Cash and cash equivalents                                   16,127,789       14,068,512
Investment securities available for sale                               37,257,013       20,055,424
Investment securities held to maturity                                       --         15,303,990
Mortgage loans held for sale                                            1,867,390        1,835,300
Loans, net                                                             91,861,151       75,352,464
Premises and equipment, net                                             1,625,990        1,494,656
Accrued interest receivable and other assets                            3,399,235        2,542,037
                                                                    -------------      -----------

                                                                    $ 152,138,568      130,652,383
                                                                    =============      ===========

 Liabilities and Stockholders'  Equity
Deposits:
   Demand                                                           $  18,735,537       17,733,931
   Interest-bearing demand                                             37,398,067       36,341,561
   Savings                                                             11,190,553        8,875,677
   Time                                                                69,203,052       53,169,019
                                                                    -------------      -----------

           Total deposits                                             136,527,209      116,120,188

Securities sold under repurchase agreements                               865,908          558,169

Accrued interest payable and other liabilities                          1,730,832        1,475,842
                                                                    -------------      -----------

           Total liabilities                                          139,123,949      118,154,199
                                                                    -------------      -----------

Stockholders' equity:
   Common stock, par value $10, authorized 300,000 shares,
     issued and outstanding 179,994 in 1999 and 180,000 in 1998         1,799,940        1,800,000
   Additional paid-in capital                                           4,249,160        4,250,000
   Retained earnings                                                    7,701,769        6,398,412
   Accumulated other comprehensive income (loss)                         (736,250)          49,772
                                                                    -------------      -----------

           Total stockholders' equity                                  13,014,619       12,498,184


                                                                    $ 152,138,568      130,652,383
                                                                    =============      ===========





See accompanying notes to consolidated financial statements.

                                          OCONEE FINANCIAL CORPORATION

                                      Consolidated Statements of Earnings

                              For the Years Ended December 31, 1999, 1998 and 1997

                                                                          1999           1998          1997
                                                                      -----------     ---------     ----------
Interest income:
   Interest and fees on loans                                         $ 8,379,754     7,676,432      7,331,744
   Interest on federal funds sold                                         294,214       340,869        245,238
   Interest on investment securities:
     U. S. Treasuries                                                     116,719       204,356        272,193
     U. S. Government agencies                                          1,046,397       847,531        878,196
     State, county and municipal                                          808,336       704,153        461,016
                                                                      -----------     ---------     ----------

              Total interest income                                    10,645,420     9,773,341      9,188,387
                                                                      -----------     ---------     ----------

Interest expense:
   Interest-bearing demand deposits                                     1,045,860       771,894        767,773
   Savings deposits                                                       192,028       203,929        257,510
   Time deposits                                                        3,041,875     3,043,214      2,723,989
   Other                                                                   34,502        20,499         21,301
                                                                      -----------     ---------     ----------

              Total interest expense                                    4,314,265     4,039,536      3,770,573
                                                                      -----------     ---------     ----------

              Net interest income                                       6,331,155     5,733,805      5,417,814

Provision for loan losses                                                 116,000        60,720        166,200
                                                                      -----------     ---------     ----------

              Net interest income after provision for loan losses       6,215,155     5,673,085      5,251,614
                                                                      -----------     ---------     ----------

Other income:
   Service charges                                                        664,279       659,014        659,239
   Gain (loss) on sale of securities                                        9,171        14,250        (10,727)
   Miscellaneous                                                          654,811       610,030        431,710
                                                                      -----------     ---------     ----------

              Total other income                                        1,328,261     1,283,294      1,080,222
                                                                      -----------     ---------     ----------

Other expenses:
   Salaries and employee benefits                                       2,663,419     2,418,512      2,324,232
   Occupancy                                                              543,808       516,428        468,764
   Other operating                                                      1,299,133     1,174,378      1,113,638
                                                                      -----------     ---------     ----------

              Total other expenses                                      4,506,360     4,109,318      3,906,634
                                                                      -----------     ---------     ----------

              Earnings before income taxes                              3,037,056     2,847,061      2,425,202

Income tax expense                                                        833,729       815,167        720,674
                                                                      -----------     ---------     ----------

              Net earnings                                            $ 2,203,327     2,031,894      1,704,528
                                                                      ===========     =========     ==========

              Net earnings per share                                  $     12.24    $    11.29     $     9.47
                                                                      ===========     =========     ==========

              Weighted average shares outstanding                     $   179,998       180,000        180,000
                                                                      ===========     =========     ==========



See accompanying notes to consolidated financial statements.

                                           OCONEE FINANCIAL CORPORATION

                                 Consolidated Statements of Comprehensive Income

                               For the Years Ended December 31, 1999, 1998 and 1997



                                                                          1999            1998           1997
                                                                      -----------      ----------      ---------

Net earnings                                                          $ 2,203,327       2,031,894      1,704,528
                                                                      -----------      ----------      ---------

Other comprehensive income, net of income taxes:
  Unrealized gains on securities
  available for sale:
   Holding gains (losses) arising during period,
      net of tax of $(484,420), $(14,332) and $39,415                    (791,712)        (23,424)        64,419
   Reclassification adjustment for gains (losses) included in net
      earnings, net of tax of $3,481, $5,410 and $(4,072)                   5,690           8,840         (6,655)
                                                                      -----------      ----------      ---------

           Total other comprehensive income (loss)                       (786,022)        (14,584)        57,764
                                                                      -----------      ----------      ---------

Comprehensive income                                                  $ 1,417,305       2,017,310      1,762,292
                                                                      ===========      ==========      =========



See accompanying notes to consolidated financial statements.

                                            OCONEE FINANCIAL CORPORATION

                             Consolidated Statements of Changes in Stockholders' Equity

                                For the Years Ended December 31, 1999, 1998 and 1997


                                                                                          Accumulated
                                                           Additional                        Other
                                            Common          Paid-In        Retained      Comprehensive
                                             Stock          Capital        Earnings          Income        Total
                                           ---------       ---------       ---------     --------------  ----------

Balance, December 31, 1996               $ 1,800,000       3,250,000       4,975,990         6,592       10,032,582

Transfers                                        --        1,000,000      (1,000,000)           --            --

Cash dividends declared
  ($3.30) per share                              --             --          (594,000)           --         (594,000)

Net earnings                                     --             --         1,704,528            --        1,704,528


Change in net unrealized gain (loss)
  on investment securities available
  for sale, net of tax                          --              --              --          57,764           57,764
                                           ---------       ---------       ---------        ------       ----------

Balance, December 31, 1997                 1,800,000       4,250,000       5,086,518        64,356       11,200,874

Cash dividends declare
  ($4.00) per share                             --              --          (720,000)         --           (720,000)

Net earnings                                    --              --         2,031,894          --          2,031,894

Change in net unrealized gain (loss)
  on investment securities available
  for sale, net of tax                          --              --              --        (14,584)         (14,584)
                                           ---------       ---------       ---------        ------       ----------


Balance, December 31, 1998                 1,800,000       4,250,000       6,398,412        49,772       12,498,184


January 1, 2000 conversion of
  1 share of Oconee State Bank
  stock for 1 share of Oconee-
  Financial Corporation stock                   --              --              --            --                --

Purchase and retirement of common
    stock                                        (60)           (840)           --            --               (900)

Cash dividends declared
  ($5.00) per share                             --              --          (899,970)         --           (899,970)

Change in net unrealized gain (loss)
  on investment securities available
  for sale, net of tax                          --              --              --        (786,022)        (786,022)

Net earnings                                    --              --         2,203,327          --          2,203,327
                                           ---------       ---------       ---------        ------       ----------

Balance, December 31, 1999               $ 1,799,940       4,249,160       7,701,769      (736,250)      13,014,619
                                         ===========      ==========      ==========      ========      ===========


See accompanying notes to consolidated financial statements.

                                           OCONEE FINANCIAL CORPORATION

                                       Consolidated Statements of Cash Flows
                               For the Years Ended December 31, 1999, 1998 and 1997

                                                                        1999             1998             1997
                                                                   ------------        ---------        ---------

Cash flows from operating activities:
   Net earnings                                                    $  2,203,327        2,031,894        1,704,528
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization and accretion                         248,192          214,733          250,457
       Provision for loan losses                                        116,000           60,720          166,200
       Provision for deferred taxes                                     (24,203)         (11,509)         (51,666)
       Loss (gain) on sale of investment securities                      (9,171)         (14,250)          10,727
       Loss (gain) on sale of premises and equipment                       --             21,428             --
       Change in:
         Accrued interest receivable                                   (256,152)        (178,321)          25,415
         Accrued interest payable                                       138,876          (33,326)          98,055
         Other assets                                                   (95,904)         (41,890)        (150,254)
         Other liabilities                                              (63,856)          50,353           88,672
         Mortgage loans held for sale                                   (32,090)      (1,173,453)        (378,227)
                                                                   ------------      -----------        ---------

                Net cash provided by operating activities             2,225,019          926,379        1,763,907
                                                                   ------------      -----------        ---------

Cash flows from investing activities:
   Purchase of investment securities available for sale             (10,236,926)     (13,590,609)      (5,692,077)
   Purchase of investment securities held to maturity                (1,854,069)      (2,602,423)      (6,729,454)
   Proceeds from calls and maturities of investment securities
     available for sale                                               4,788,162        7,683,927        4,039,880
   Proceeds from calls and maturities of investment securities
     held to maturity                                                   500,000          575,900          310,000
   Proceeds from sales of investment securities available
     for sale                                                         3,130,054        2,503,305        5,014,688
   Proceeds from sales of investment securities
     held to maturity                                                   505,000             --               --
   Net change in loans                                              (16,624,687)      (4,502,826)      (3,893,658)
   Purchases of premises and equipment                                 (367,136)        (241,276)         (70,058)
   Proceeds from sales of other real estate                                --               --            447,058
   Improvements to other real estate                                       --               --            (11,006)
                                                                   ------------      -----------        ---------

                Net cash used by investing activities               (20,159,602)     (10,174,002)      (6,584,627)
                                                                   ------------      -----------        ---------

Cash flows from financing activities:
   Net change in deposits                                            20,407,021       11,530,281        7,624,413
   Net change in securities sold under repurchase agreements            307,739          199,333          (56,740)
   Dividends paid                                                      (720,000)        (594,000)        (540,000)
   Purchase and retirement of stock                                        (900)            --               --
                                                                   ------------      -----------        ---------

                Net cash provided by financing activities            19,993,860       11,135,614        7,027,673
                                                                   ------------      -----------        ---------

Net increase in cash and cash equivalents                             2,059,277        1,887,991        2,206,953

Cash and cash equivalents at beginning of year                       14,068,512       12,180,521        9,973,568
                                                                   ------------      -----------        ---------

Cash and cash equivalents at end of year                           $ 16,127,789       14,068,512       12,180,521
                                                                   ============      ===========       ==========

                                      OCONEE FINANCIAL CORPORATION

                          For the Years Ended December 31, 1999, 1998 and 1997

                                                                 1999           1998           1997
                                                             -----------      ---------      ---------
Supplemental  disclosures  of cash flow  information:
 Cash paid during the year
   for:
     Interest                                                $ 4,175,389      4,072,862      3,674,518
     Income taxes                                            $   629,000        773,000        819,000

Noncash investing and financing activities:
   Change in net unrealized loss on investment
     securities available for sale, net of tax               $   786,022        (14,584)        57,764
   Transfer of loans to other real estate                    $      --             --          436,052
   Change in dividends payable                               $   179,970        126,000         54,000
   Transfer of investment securities held to maturity to
     available for sale                                      $16,159,794           --             --




See accompanying notes to consolidated financial statements.

                          OCONEE FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Organization
      ------------
      Oconee Financial Corporation ("OFC") received regulatory approval to operate as a bank holding company on October 13, 1998, and began operations effective January 1, 1999. OFC is primarily regulated by the Federal Reserve Bank, and serves as the one-bank holding company for Oconee State Bank.

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

      Principles of Consolidation
      ---------------------------
      The consolidated financial statements include the financial statements of Oconee Financial Corporation and its wholly owned subsidiary, Oconee State Bank (collectively called the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation for 1999.

      Basis of Presentation
      ---------------------
      The accounting principles followed by the Company, and the methods of applying these principles, conform with generally accepted accounting principles ("GAAP") and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses and valuation of real estate acquired in connection with or in lieu of foreclosure on loans.

      Cash and Cash Equivalents
      -------------------------
      For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

      Investment Securities
      ---------------------
      The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale.

      Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included in the separate component of stockholders' equity for securities transferred from available for sale to held to maturity are maintained and amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

      A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

      Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

                          OCONEE FINANCIAL CORPORATION

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      Mortgage Loans Held for Sale
      ----------------------------
      Mortgage loans held for sale are carried at the lower of aggregate cost or market value. At December 31, 1999 and 1998, the cost of mortgage loans held for sale approximates the market value.

      Loans and Allowance for Loan Losses
      -----------------------------------
      Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

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

      Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in seven different categories. Grades four through seven are assigned allocations of loss based on standard regulatory loss percentages. All other loans are assigned loss allocations based on historical credit loss percentages. The combination of these results are compared quarterly to the recorded allowance for loan losses. Management uses an external loan review program to challenge and corroborate the internal grading system and provide additional analysis in determining the adequacy of the allowance and the future provisions for estimated loan losses.

      While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different than those of management.

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

         Buildings and improvements                     5 - 40 years
         Furniture and equipment                        3 - 10 years

      Securities Sold Under Repurchase Agreements
      -------------------------------------------
      Securities sold under repurchase agreements are treated as financing activities, and are carried at the amounts at which the securities will be repurchased as specified in the respective agreements.

                         OCONEE FINANCIAL CORPORATION

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      Income Taxes
      ------------
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

      In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

      Profit Sharing Plan
      -------------------
      The Company has a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The total contribution by the Company for 1999, 1998 and 1997 was approximately $127,100, $203,200 and $170,500, respectively.

      Net Earnings Per Common Share
      -----------------------------
      Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Company had no potential common shares outstanding during 1999, 1998 and 1997.

      Reclassification
      ----------------
      Reclassifications of certain amounts in the 1998 and 1997 financial statements have been made to conform with the financial statement presentation for 1999. The reclassifications have no effect on net earnings or shareholders' equity as previously reported.

      Derivative Instruments and Hedging Activities
      ---------------------------------------------
      Effective July 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. At the date of initial application, an entity may transfer any held to maturity security into the available for sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. In 1999, the Company transferred all held to maturity investment securities to available for sale under this provision of SFAS No. 133. The held to maturity securities had amortized costs of approximately $16,160,000 and net unrealized loss of approximately $41,000. The result of the transfer was to decrease stockholders' equity by $25,000, which represented the net of tax effect of the unrealized losses associated with the held to maturity investments transferred.

                          OCONEE FINANCIAL CORPORATION

(2)   CORPORATE REORGANIZATION
      Effective January 1, 1999, the Bank completed the process of converting to the holding company form of operation. Oconee Financial Corporation has become the parent of the Bank. OFC is a Georgia, one-bank holding company, headquartered in Watkinsville, Georgia.

      The Bank's shareholders approved the holding company reorganization on December 15, 1998. Regulatory approval was received on October 13, 1998. The holding company conversion was completed successfully on January 1, 1999. As a result of the conversion, each share of Bank $10 par value common stock was converted into one share of OFC $10 par value stock. OFC is now the sole shareholder of the Bank.

(3)   INVESTMENT SECURITIES
      Investment securities at December 31, 1999 and 1998 are as follows:

                                                                                     December 31, 1999
                                                                 -------------------------------------------------------
                                                                                    Gross         Gross        Estimated
                                                                    Amortized     Unrealized    Unrealized       Fair
      SECURITIES AVAILABLE FOR SALE:                                  Cost          Gains         Losses         Value
                                                                 ------------     ----------    ----------     ---------
      U.S. Treasuries and
      Government agencies                                        $  8,377,169        35,759        164,867      8,248,061
      State, county and municipal                                  16,698,398        48,493        633,186     16,113,705
      Mortgage-backed securities                                   13,368,181         2,665        475,599     12,895,247
                                                                   ----------        ------     ----------     ----------

      Total                                                      $ 38,443,748        86,917      1,273,652     37,257,013
                                                                   ==========        ======      =========     ==========

                                                                                     December 31, 1998
                                                                 -------------------------------------------------------
                                                                                    Gross         Gross        Estimated
                                                                    Amortized     Unrealized    Unrealized       Fair
                                                                      Cost         Gains         Losses         Value
                                                                 ------------     ----------    ----------     ---------
      U.S. Treasuries and
      Government agencies                                         $ 6,226,438        64,678           -         6,291,116
      Mortgage-backed securities                                   13,748,760        70,612         55,064     13,764,308
                                                                   ----------        ------         ------     ----------

      Total                                                      $ 19,975,198       135,290         55,064     20,055,424
                                                                   ==========       =======         ======     ==========

                                                                                    December 31, 1998
                                                                 -------------------------------------------------------
                                                                                    Gross         Gross        Estimated
                                                                    Amortized     Unrealized    Unrealized       Fair
       SECURITIES HELD TO MATURITY:                                   Cost         Gains         Losses         Value
                                                                 ------------     ----------    ----------     ---------

      State, county and municipal                                $ 15,303,990       788,399            674     16,091,715
                                                                   ==========       =======            ===     ==========

                          OCONEE FINANCIAL CORPORATION

(3)    INVESTMENT SECURITIES, CONTINUED
       The amortized cost and fair value of investment securities available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Amortized      Estimated
                                                          Cost       Fair Value

            Due within one year                     $    460,000        465,043
            Due from one to five years                 5,276,105      5,234,296
            Due from five to ten years                 7,360,240      7,276,050
            Due after ten years                       11,979,222     11,386,377
            Mortgage-backed securities                13,368,181     12,895,247
                                                      ----------     ----------

                                                    $ 38,443,748     37,257,013
                                                      ==========     ==========

       Proceeds from sales of securities available for sale during 1999 were $3,130,054. Gross gains of $7,895 along with gross losses of $7,546 were realized on 1999 sales. Proceeds from sales of securities available for sale during 1998 were $2,503,305. Gross gains of $14,695 and gross losses of $445 were realized on 1998 sales. Proceeds from sales of securities available for sale during 1997 were $5,014,688. Gross gains of $20,266 and gross losses of $30,993 were realized on 1997 sales.

       During 1999, the Company determined that a municipal bond classified as held to maturity was deemed an unacceptable investment security for banks by the DBF. The bond was sold during 1999 for $505,000. A gain of $8,822 was realized on the sale.

       Securities with a carrying value of approximately $14,747,000 and $14,966,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes as required by law.

(4)    LOANS
       Major classifications of loans at December 31, 1999 and 1998 are summarized as follows:

                                                                           1999          1998
                                                                           ----          ----

              Commercial, financial and agricultural                  $ 12,714,342    11,332,765
              Real estate - mortgage                                    40,222,371    38,942,845
              Real estate - construction                                28,310,935    16,925,962
              Consumer                                                  12,082,629     9,578,312
                                                                        ----------     ---------

                    Total loans                                         93,330,277    76,779,884
              Less allowance for loan losses                             1,469,126     1,427,420
                                                                         ---------     ---------
                    Total net loans                                   $ 91,861,151    75,352,464
                                                                        ==========    ==========

       The Bank grants loans and extensions of credit primarily to individuals and a variety of firms and corporations located in certain Georgia counties including Oconee and Clarke. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

                         OCONEE FINANCIAL CORPORATION

(4)    LOANS, CONTINUED
       Changes in the allowance for loan losses were as follows:

                                                                                         1999         1998         1997
                                                                                         ----         ----         ----

           Balance at beginning of year                                            $ 1,427,420    1,362,530    1,202,201
           Amounts charged off                                                        (102,981)     (91,925)     (34,524)
           Recoveries on amounts previously charged off                                 28,687       96,095       28,653
           Provision for loan losses                                                   116,000       60,720      166,200
                                                                                     ---------    ---------    ---------

           Balance at end of year                                                  $ 1,469,126    1,427,420    1,362,530
                                                                                     =========    =========    =========

(5)   PREMISES AND EQUIPMENT

      Major classifications of premises and equipment are summarized as follows:

                                                                                                     1999         1998
                                                                                                  ---------    ---------
           Land                                                                                 $   459,928      459,928
           Buildings and improvements                                                             1,721,022    1,704,111
           Furniture and equipment                                                                1,502,881    2,049,703
                                                                                                  ---------    ---------

                                                                                                  3,683,831    4,213,742
           Less accumulated depreciation                                                          2,057,841    2,719,086
                                                                                                  ---------    ---------

                                                                                                $ 1,625,990    1,494,656
                                                                                                  =========    =========

      Depreciation expense was $235,802, $222,525 and $231,827 for the years ended December 31, 1999, 1998 and 1997, respectively.

(6)   DEPOSITS
      The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were approximately $10,182,000 and $5,542,000 at December 31, 1999 and 1998, respectively.

      At December 31, 1999, the scheduled maturities of certificates of deposits are as follows:

                2000                                      $     43,897,408
                2001                                            23,987,433
                2002                                               550,070
                2003                                               416,907
                2004 and thereafter                                351,234
                                                              ------------

                                                          $     69,203,052

(7)   INCOME TAXES
      The components of income tax expense in the statements of earnings are as follows:

                                                                                         1999         1998         1997
                                                                                         ----         ----         ----

      Current                                                                        $ 857,932      826,676      772,340
      Deferred                                                                         (24,203)     (11,509)     (51,666)
                                                                                       -------      -------      -------

      Total income tax expense                                                       $ 833,729      815,167      720,674
                                                                                       =======      =======      =======

                          OCONEE FINANCIAL CORPORATION

(7)   INCOME TAXES, CONTINUED
      The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                                                         1999         1998         1997
                                                                                         ----         ----         ----

             Pretax income at statutory rates                                      $ 1,032,599      968,000      824,569
             Add (deduct):
             Tax exempt interest income                                               (279,293)    (243,794)    (167,078)
             Non-deductible interest expense                                            34,719       37,162       26,844
             Other                                                                      45,704       53,799       36,339
                                                                                     ---------     --------      -------

                                                                                    $  833,729      815,167      720,674
                                                                                     =========      =======      =======

      The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset. The net deferred tax asset is a component of other assets at December 31, 1999 and 1998.

                                                                                                     1999         1998
                                                                                                    -------      -------
             Deferred income tax assets:
             Allowance for loan losses                                                            $ 471,478      454,064
             Other real estate                                                                       25,952       26,142
             Unrealized losses on investment securities available for sale                          450,484         -
             Other                                                                                   13,283         -
                                                                                                    -------      -------

             Total gross deferred income tax assets                                                 961,197      480,206
                                                                                                    -------      -------

             Deferred income tax liabilities:
             Unrealized gains on investment securities available for sale                              -         (30,454)
             Premises and equipment                                                                 (44,773)     (38,469)
                                                                                                    -------      -------

             Total gross deferred income tax liabilities                                            (44,773)     (68,923)
                                                                                                    -------      -------

             Net deferred income tax asset                                                        $ 916,424      411,283
                                                                                                    =======      =======

(8)   FEDERAL HOME LOAN BANK ADVANCES
      The Bank has an agreement with the Federal Home Loan Bank ("FHLB") whereby the FHLB agreed to provide the Bank credit facilities under an Agreement for Advances and Security Agreement. Any amounts advanced by the FHLB are secured under a Blanket Floating Lien covered by all of the Bank's 1-4 family first mortgage loans. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB. The Bank has no borrowings from the FHLB as of December 31, 1999 or 1998.

 (9)  RELATED PARTY TRANSACTIONS
      The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following is a summary of activity for related party loans for 1999:

             Beginning balance                                      $1,573,920
             New loans, including loans for new director             3,080,369
             Repayments                                             (2,151,582)
                                                                     ---------

             Ending balance                                         $2,502,707
                                                                     =========

      Deposits with related parties totaled approximately $5,142,000 as of December 31, 1999.

                         OCONEE FINANCIAL CORPORATION

(10)  COMMITMENTS
      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

      The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

      In most cases, the Company does require collateral or other security to support financial instruments with credit risk.

                                                                                           Contractual Amount
                                                                                           ------------------
                                                                                           1999           1998
                                                                                           ----           ----
           Financial instruments whose contract amounts represent credit risk:
                Commitments to extend credit                                          $ 18,516,000     21,703,000
                Standby letters of credit and
                  financial guarantees written                                        $    609,000        269,000

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

      Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to businesses in the Company's delineated trade area. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate, equipment, automobiles and customer deposits as collateral supporting those commitments for which collateral is deemed necessary.

(11)  REGULATORY MATTERS
      The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                          OCONEE FINANCIAL CORPORATION

(11)  Regulatory Matters, continued
      The capital ratios for the Company are essentially the same as those of the Bank. Therefore, only the Bank's capital ratios are presented in the following table (in thousands):

                                                                                                            To Be Well
                                                                                                          Capitalized Under
                                                                                       For Capital        Prompt Corrective
                                                                   Actual           Adequacy Purposes     Action Provisions
                                                           --------------------     -----------------     -----------------
                                                           Amount         Ratio     Amount      Ratio     Amount     Ratio
                                                           ------         -----     ------      -----     ------     -----
As of December 31, 1999:
   Total Capital
     (to Risk-Weighted Assets)
       Bank                                               $ 14,966         14.6%    8,226        8.0%      10,283    10.0%
   Tier 1 Capital
     (to Risk-Weighted Assets)
       Bank                                               $ 13,678         13.3%    4,113        4.0%        6,170     6.0%
   Tier 1 Capital
     (to Average Assets)
       Bank                                               $ 13,678         9.2%     5,962        4.0%       7,452     5.0%
As of December 31, 1998
   Total Capital
     (to Risk-Weighted Assets)
       Bank                                               $ 13,483         16.3%    6,607        8.0%        8,258    10.0%
   Tier 1 Capital
     (to Risk-Weighted Assets)
       Bank                                               $ 12,448         15.1%    3,303        4.0%        4,955     6.0%
   Tier 1 Capital
     (to Average Assets)
       Bank                                               $ 12,448         10.5%    4,758        4.0%        5,947     5.0%


(12)  DIVIDEND LIMITATIONS
      Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders and for other working capital needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year's net earnings, and the ratio of equity capital to total assets. Approximately $1,123,000 is available for payment of dividends from the Bank to the Company in 2000.

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS
      The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

         Cash and Cash Equivalents
         -------------------------
         For cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

         Investment Securities
         ---------------------
         Fair values for investment securities are based on quoted market prices.

                        OCONEE FINANCIAL CORPORATION

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
         Loans and Mortgage Loans Held for Sale
         --------------------------------------
         The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

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

         Limitations
         -----------
         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

      The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                                                               1999                       1998
                                                                       ----------------------    -----------------------
                                                                       Carrying     Estimated     Carrying     Estimated
                                                                        Amount      Fair Value     Amount     Fair Value
                                                                        ------      ----------     ------     ----------
                                                                           (In thousands)             (In thousands)
       Assets:
         Cash and cash equivalents                                       $ 16,128      16,128       14,069       14,069
         Investment securities available for sale                        $ 37,257      37,257       20,055       20,055
         Investment securities held to maturity                          $  -             -         15,304       16,092
         Loans and mortgage loans held for sale                          $ 93,729      95,232       77,188       77,156

       Liabilities:
         Deposits and securities sold under
              repurchase agreement                                       $137,393     137,409      116,678      117,074

       Unrecognized financial instruments:
         Commitments to extend credit                                    $ 18,516      18,516       21,703       21,703
         Standby letters of credit                                       $    609         609          269          269

                          OCONEE FINANCIAL CORPORATION

 (14)  OTHER OPERATING EXPENSES
       Components of other operating expenses which are greater than 1% of interest income and other income are as follows:

                                                                                          1999         1998         1997
                                                                                          ----         ----         ----

       Postage expense                                                                $ 130,345      118,154      110,071

       Other service fees                                                              $ 88,891       75,298      121,185

                          OCONEE FINANCIAL CORPORATION

(15)   OCONEE FINANCIAL CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                   Balance Sheet

                                 December 31, 1999

                                      Assets
                                      ------

Cash                                                                  $   970,959
Investment in subsidiary                                               12,941,972
Other assets                                                               10,959
                                                                      -----------

                                                                      $13,923,890
                                                                      ===========

                       Liabilities and Stockholders' Equity
                       ------------------------------------

Other liabilities                                                     $   909,271
Stockholders' equity                                                   13,014,619
                                                                      -----------

                                                                      $13,923,890
                                                                      ===========

                               Statement of Earnings

                       For the Year Ended December 31, 1999

Dividends from subsidiary                                             $ 1,015,947

Other expenses                                                             68,392
                                                                      -----------

     Earnings before income taxes and equity in
       undistributed earnings of subsidiary                               947,555

Income tax benefit                                                         25,962
                                                                      -----------

     Earnings before equity in undistributed earnings
       of subsidiary                                                      973,517

Equity in undistributed earnings of subsidiary                          1,229,810
                                                                      -----------

     Net earnings                                                     $ 2,203,327
                                                                      ===========

                          OCONEE FINANCIAL CORPORATION

(15)     OCONEE   FINANCIAL   CORPORATION   (PARENT   COMPANY  ONLY)   FINANCIAL
         INFORMATION, CONTINUED

                                  Statement of Cash Flows

                           For the Year Ended December 31, 1999

Cash flows from operating activities:
  Net earnings                                                                $ 2,203,327
  Adjustments to reconcile net earnings
     to net cash provided by operating activities:
       Equity in undistributed earnings of subsidiary                          (1,229,810)
       Change in:
         Other assets                                                             (10,959)
         Other liabilities                                                          9,301
                                                                              -----------

                  Net cash provided by operating activities                       971,859

Cash flows from financing activities:
  Purchase and retirement of common stock                                            (900)
                                                                              -----------

                  Net cash used in financing activities                              (900)
                                                                              -----------

Change in cash                                                                    970,959

Cash at beginning of year                                                           --
                                                                              -----------


Cash at end of year                                                           $   970,959
                                                                              ===========

Supplemental  disclosure  of cash  flow  information:  Noncash  investing activities:
     Change in unrealized gain on securities
       available for sale                                                     $   786,022
     Change in dividends payable                                              $   899,970

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 29th of March, 2000.


                                       OCONEE STATE BANK
                                       (REGISTRANT)



                                        By: /s/ B. Amrey Harden
                                           -------------------------------------
                                                B. Amrey Harden
                                           Title:  President


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

     Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities indicated on the 29th day of March, 2000.

SIGNATURE                          TITLE
---------                          -----

/s/ G. Robert Bishop               Director
-----------------------------
G. Robert Bishop

/s/ Steve W. Denman                Director
-----------------------------
Steve W. Denman

/s/ Douglas D. Dickens             Chairman of the Board of Directors
-----------------------------
Douglas D. Dickens

/s/ Walter T. Evans, Sr.           Director
-----------------------------
Walter T. Evans, Sr.

                                   Vice Chairman of the Board, Director
-----------------------------
John A. Hale

/s/ B. Amrey Harden                President and Chief Executive Officer,
-----------------------------      Director
B. Amrey Harden

/s/ Donald L. Jesweak              Senior Vice President and Senior Lending
-----------------------------      Officer
Donald L. Jesweak

                                   Director
-----------------------------
Henry C. Maxey

/s/ Carl R. Nichols                Director
-----------------------------
Carl R. Nichols

                                   Director
-----------------------------
Ann Breedlove Powers

/s/ Jerry K. Wages                 Executive Vice President and Chief Financial
-----------------------------
Jerry K. Wages                     Officer, Corporate Secretary, and Director

/s/ Virginia S. Wells              Director
-----------------------------
Virginia S. Wells

                                  EXHIBIT INDEX
                                  -------------

         The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B.

2. Plan of Reorganization and Agreement of Merger by and among Oconee Interim Corporation, Oconee State Bank, and Oconee Financial Corporation, dated August 28, 1998 (included as Exhibit 2 to the Bank's 10-KSB filed with the SEC on March 30, 1999 and incorporated hereby reference).

3.1 Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998. (included as Exhibit 3.1 to the Bank's 10-KSB filed with the SEC on March 30, 1999 and incorporated hereby reference).

3.2 Bylaws of Oconee Financial Corporation, dated August 27, 1998 (included as Exhibit 3.2 to the Bank's 10-KSB filed with the SEC on March 30, 1999 and incorporated hereby reference).

4.       See   Exhibits  3.1  and  3.2  for   provisions   of  the  Articles  of
         Incorporation and Bylaws which define the rights of the holders of Common Stock of the Bank.

4.1 Form of Common Stock Certificate (included as Exhibit 4.1 to the Bank's 10-KSB filed with the SEC on March 30, 1999 and incorporated hereby reference).

10.1 Oconee State Bank 401 (k) Savings Incentive Plan (included as Exhibit 3 to the Bank's F-1 filed with the FDIC on April 30, 1997 and incorporated hereby reference).

10.2 Oconee State Bank Officer's Cash Incentive Plan (included as Exhibit 3 to the Bank's F-1 filed with the FDIC on April 30, 1997 and incorporated hereby reference).

21. Subsidiaries of Oconee Financial Corporation. (included as Exhibit 21 to the Bank's 10-KSB filed with the SEC on March 30, 1999 and incorporated hereby reference).

24.      Power of Attorney (included herein on signature page).

27.      Financial Data Schedule (for SEC use only) is filed herewith.