Form 10QSB
period 2000-03-31
OCONEE FINANCIAL CORP
filed 2000-05-15
CIK 1076691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20429

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission File number 000-25267

                          Oconee Financial Corporation
                          ----------------------------
             (Exact name of registrant as specified in its charter)

       Georgia                                          58-2442250
------------------------                    -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

35 North Main Street
Watkinsville, Georgia                                      30677
------------------------                        ----------------------------
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

              Common stock, par value $10 per share: 179,979 shares
                         outstanding as of May 11, 2000

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                                           Page No.
PART I                    FINANCIAL INFORMATION

         Item 1.          Financial Statements

                          Consolidated Balance Sheet (unaudited) at March 31, 2000                            3

                          Consolidated Statements of Earnings (unaudited) for the Three
                               Months  Ended March 31, 2000 and 1999                                          4

                          Consolidated Statements of Comprehensive Income (unaudited)
                               for the Three Months Ended March 31, 2000 and 1999                             5

                          Consolidated Statements of Cash Flows (unaudited) for the Three
                               Months Ended March 31, 2000 and 1999                                           6

                          Notes to Financial Statements (unaudited)                                          7-8

         Item 2.          Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                           9-11

PART II                   OTHER INFORMATION

         Item 1.          Legal Proceedings                                                                   12

         Item 2.          Changes in Securities                                                               12

         Item 3.          Defaults Upon Senior Securities                                                     12

         Item 4.          Submission of Matters to a Vote of Security Holders                                 12

         Item 5.          Other Information                                                                   12

         Item 6.          Exhibits and Reports on Form 8-K                                                    12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                           Consolidated Balance Sheet

                                 March 31, 2000
                                   (Unaudited)

                                     Assets

Cash and due from banks                                                       $       7,003,810
Federal funds sold                                                                    4,590,000
Investment securities available for sale
  (amortized cost  of $ 40,765,210)                                                  39,270,458

Mortgage loans held for sale                                                            963,471

Loans                                                                                99,342,905
Less:  Allowance for loan losses                                                     (1,522,641)
                                                                                ----------------

         Loans, net                                                                  97,820,264
                                                                                ----------------

Premises and equipment, net                                                           1,847,211
Accrued interest receivable and other assets                                          3,649,961
                                                                                ----------------

                     Total Assets                                             $     155,145,175
                                                                                ================

                             Liabilities and Stockholders' Equity

Liabilities:
    Deposits:
        Noninterest-bearing                                                   $      19,894,003
        Interest-bearing                                                            120,228,960
                                                                                ----------------

            Total Deposits                                                          140,122,963

    Securities sold under repurchase agreements                                         930,925

    Accrued interest payable and other liabilities                                      731,232
                                                                                ----------------

            Total Liabilities                                                       141,785,120

Stockholders' equity:
    Common stock, $10 par value;
        authorized 300,000 shares;
        issued and outstanding 180,000 shares                                         1,799,790
    Additional paid-in capital                                                        4,247,150
    Retained earnings                                                                 8,240,459
Unrealized gain (loss) on investment securities, net of tax                            (927,344)
                                                                                ----------------

            Total stockholders' equity                                               13,360,055
                                                                                ----------------

                    Total liabilities and stockholders' equity                $     155,145,175
                                                                                ================


See accompanying notes to financial statements.

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Earnings

           For Each of the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                              2000               1999
                                                          --------------     --------------

Interest Income:
     Loans                                             $      2,378,062    $     1,864,910
     Investment securities:
          Tax exempt                                            208,092            202,998
          Taxable                                               387,275            291,789
     Federal funds sold and other                               103,000             85,022
                                                          --------------     --------------
             Total interest income                            3,076,429          2,444,719
                                                          --------------     --------------

Interest Expense:
     Deposits                                                 1,314,120            984,959
     Other                                                        8,515              5,809
                                                          --------------     --------------
             Total interest expense                           1,322,635            990,768
                                                          --------------     --------------

             Net interest income                              1,753,794          1,453,951

Provision for loan losses                                        51,900             12,600
                                                          --------------     --------------

     Net interest income after provision for loan losses      1,701,894          1,441,351
                                                          --------------     --------------

Other Income:

     Service charges on deposit accounts                        185,619            173,631
     Securities gains (losses), net                                   0              8,838
     Other operating income                                     162,504            177,665
                                                          --------------     --------------
             Total other income                                 348,123            360,134
                                                          --------------     --------------

Other Expense:
     Salaries and other personnel expense                       786,045            602,903
     Net occupancy and equipment expense                        179,312            139,683
     Other operating expense                                    337,091            367,104
                                                          --------------     --------------
             Total other expense                              1,302,448          1,109,690
                                                          --------------     --------------

             Earnings before income taxes                       747,569            691,795

Income taxes                                                    208,879            208,232
                                                          --------------     --------------

             Net earnings                                $      538,690    $       483,563
                                                          ==============     ==============

Earnings per common share based on average outstanding
     shares of 179,979 in 2000 and 180,000 in 1999:    $           2.99    $          2.69
                                                          ==============     ==============


See accompanying notes to financial statements.

                OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

          Consolidated Statements of Comprehensive Income

         For the Three Months Ended March 31, 2000 and 1999
                            (Unaudited)

                                                                                2000                1999
                                                                            --------------      --------------

Net earnings                                                              $       538,690             483,563

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities availble for sale:
          Holding gains (losses) arising during period, net of tax
             of ($116,924) and ($86,832)                                         (191,094)           (141,915)
          Reclassification adjustments for (gains) losses included
             in net earnings, net of tax of $0 and $3,358                               0               5,480
                                                                            --------------      --------------

          Total other comprensive income (loss)                                  (191,094)           (136,435)
                                                                            --------------      --------------

          Comprehensive income                                            $       347,596             347,128
                                                                            ==============      ==============




See accompanying notes to financial statements.

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

           For Each of the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                                  2000                         1999
                                                                            -----------------            -----------------
Cash flows from operating activities:
     Net earnings                                                         $          538,690           $          483,563
         Adjustments to reconcile net earnings to net
            cash provided by operating activities:
                Provision for loan losses                                             51,900                       12,600
                Depreciation, amortization and accretion                              68,447                       61,374
                Change in assets and liabilities:
                    Interest receivable and other assets                            (133,803)                    (247,159)
                    Interest payable and other liabilities                           (99,629)                    (157,239)
                    Mortgage loans held for sale                                     903,919                      327,761
                                                                            -----------------            -----------------

                           Net cash used by operating activities                   1,329,524                      480,900
                                                                            -----------------            -----------------

Cash flows from investing activities:
     Proceeds from maturities and paydowns of
         investment securities held to maturity                                            0                      496,162
     Proceeds from maturities and paydowns of
         investment securities available for sale                                    634,044                    1,667,057
     Purchases of investment securities held to maturity                                   0                   (1,458,433)
     Purchases of investment securities available for sale                        (2,950,769)                    (507,188)
     Net changes in loans                                                         (6,011,013)                  (3,242,396)
     Purchases of premises and equipment                                            (294,406)                     (26,072)
                                                                            -----------------            -----------------

                           Net cash used by investing activities                  (8,622,144)                  (3,070,870)
                                                                            -----------------            -----------------

Cash flows from financing activities:
     Net change in deposits                                                        3,595,754                   (2,154,607)
     Net change in securities sold under repurchase agreements                        65,017                      177,803
     Dividends paid                                                                 (899,970)                    (720,000)
     Purchase and retirement of stock                                                 (2,160)                           0
                                                                            -----------------            -----------------

                            Net cash provided by financing activities              2,758,641                   (2,696,804)
                                                                            -----------------            -----------------

Net increase (decrease) in cash and cash equivalents                              (4,533,979)                  (5,286,774)

Cash and cash equivalents at beginning of period                                  16,127,789                   14,305,840
                                                                            -----------------            -----------------

Cash and cash equivalents at end of period                                $       11,593,810           $        9,019,066
                                                                            =================            =================

Supplemental cash flow information:
     Cash paid for interest                                               $          766,718           $          650,765


See accompanying notes to financial statements.

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of Presentation

         The financial statements include the accounts of Oconee Financial Corporation (the "Corporation") and its wholly-owned subsidiary, Oconee State Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(3)      Comprehensive Income

         In 1997, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130"). SFAS 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Bank has elected to present comprehensive income in a separate statement of comprehensive income. Accumulated other comprehensive income is solely related to the net of tax effect of unrealized gains and losses on securities available for sale.

(4)      Holding Company Formation

         On December 15, 1998, the Bank's shareholders approved a Plan of Reorganization and Agreement of Merger (the "Plan"), providing for conversion of the Bank to a holding company form of operation whereby the Corporation became the parent of the Bank. The holding company conversion was completed successfully on January 1, 1999. As a result of the conversion, each share of Bank stock was exchanged for one share of Oconee Financial Corporation stock.

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                   (Unaudited)


(5)               Implementation of Recent Accounting Pronouncements

         The Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS No. 133") during the third quarter of 1999. As allowed by SFAS No. 133, an entity may transfer any held to maturity security into the available for sale or trading category without calling into question the entity's intent to hold other securities to maturity in the future. The result of the transfer of held to maturity securities to the available for sale category was to increase stockholders' equity approximately $22,000 which represented the net effect of the unrealized gain associated with the held to maturity investments transferred. There were no other financial statement effects associated with the implementation of SFAS No. 133.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                For Each of the Three Months in the Periods Ended
                             March 31, 2000 and 1999


Forward-Looking Statement

         This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Although the Corporation believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Corporation operates); competition from other providers of financial services offered by the Corporation; government regulations and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Corporation's credit customers, all of which are difficult to predict and which may be beyond the control of the Corporation. The Corporation undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

         Total assets at March 31, 2000 were $155,145,175, representing a $3,006,607 (1.98%) increase from December 31, 1999. Deposits increased $3,595,754 (2.63%) from December 31, 1999. Loans increased $6,012,628 (6.44%).
The allowance for loan losses at March 31, 2000 totaled $1,522,641 compared to the December 31, 1999 total of $1,469,126, representing 1.53% of total loans at March 31, 2000, compared to 1.57% at December 31, 1999. Cash and cash equivalents decreased $4,533,979 from December 31, 1999.

         The total of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due were $117,019 at March 31, 2000, representing an increase of $38,611 (49.24%) from December 31, 1999. There were no related party loans which were considered nonperforming at March 31, 2000.

         The Corporation's subsidiary bank was most recently examined by its primary regulatory authority in October of 1999. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, continued

                    For the Three Months in the Period Ended
                             March 31, 2000 and 1999

Results of Operations

         Net interest income increased $299,843 (20.62%) in the first three months of 2000 compared to the same period for 1999. Interest income for the first three months of 2000 was $3,076,429, representing an increase of $631,710 (25.84%) over the same period in 1999. Interest expense for the first three months of 2000 increased $331,867 (33.50%) compared to the same period in 1999. The increase in net interest income during the first three months of 2000 compared to the same period in 1999 is primarily attributable to the increase in the volume of loans.

         The Bank analyzes its allowance for loan losses on a monthly basis. As of March 31, 2000, that analysis indicated an allowance reserve surplus of $1,036,732. Due to this surplus, the Bank has provided the budgeted provision for 2000. It is management's belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

         Other expenses for the three months of 2000 increased $192,758 (17.37%) compared to the first three months in 1999. The net increase is primarily attributable to additional salary and benefits expense as a result of opening two new branches during 1999.

Year 2000 Compliance

         The Bank did not experience any material disruptions in its operations or activities as a result of the so-called "Year 2000" problem. Nor did the Bank incur material expenses in correcting perceived or suspected Year 2000 problems. In addition, the Bank is not aware that any of its suppliers or customers has experienced any material disruptions in their operations or activities.

         The Bank does not expect to encounter any such problems in the foreseeable future, although it continues to monitor its computer operations for signs or indications of such problems and will do so through future identified critical dates in 2000 and 2001. The Bank has developed contingency plans for back up systems and business functions should any technical problems be encountered. Specific guidelines have been established in case critical systems or communications interruptions occur. Assignments have been established, as well as step-by-step instructions should any system or process malfunction. Based on information currently available, management does not believe that the Bank will incur significant additional costs for Year 2000 issues.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, continued

                    For the Three Months Ended March 31, 2000


Capital

The following tables present Oconee State Bank's regulatory capital position at March 31, 2000:

         Risk-Based Capital Ratios

         Tier 1 Tangible Capital, Actual                                13.1%
         Tier 1 Tangible Capital minimum requirement                     4.0%
                                                                       ------

         Excess                                                          9.1%
                                                                       ======

         Total Capital, Actual                                          14.3%
         Total Capital minimum requirement                               8.0%
                                                                       ------

         Excess                                                          6.3%
                                                                       ======


         Leverage Ratio

         Tier 1 Tangible Capital to adjusted total assets
           (Leverage Ratio)                                             9.5%

         Minimum leverage requirement                                   3.0%
                                                                      ------

         Excess                                                         6.5%
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

                  None

Item 5.  Other Information
         -----------------

                  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  None

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OCONEE FINANCIAL CORPORATION


                                      By:   /s/ B. Amrey Harden
                                          -------------------------------------
                                          B. Amrey Harden, President and C.E.O.
                                          (Principal Executive Officer)


                                      Date: May 11, 2000
                                           ------------------------------------




                                      By:    /s/ Jerry K. Wages
                                           -------------------------------------
                                           Jerry K. Wages
                                           Executive Vice-President and C.F.O.
                                           (Principal Accounting Officer)


                                       Date: May 11, 2000
                                            ------------------------------------

                                 EXHIBITS INDEX
                                 --------------


Exhibit No.      Description
-----------      -----------

    27           Financial Data Schedule (for SEC use only)