Form 10QSB
period 2000-06-30
OCONEE FINANCIAL CORP
filed 2000-08-14
CIK 1076691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20429

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission File number 000-25267

                          OCONEE FINANCIAL CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                 58-2442250
-------------------------------         ------------------------------------
(State of Incorporation)                (I.R.S. Employer Identification No.)

35 North Main Street
Watkinsville, Georgia                                  30677
------------------------                          ---------------
(Address of principal                                 (Zip Code)
  executive offices)

                                  706-769-6611
                               -------------------
                               (Telephone Number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

                                    YES /XX/ NO   /   /

              Common stock, par value $10 per share: 179,979 shares
                        outstanding as of August 14, 2000

                           OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                              INDEX

                                                                                        Page No.
                                                                                        --------
PART I               FINANCIAL INFORMATION
        Item 1.      Financial Statements

                     Consolidated Balance Sheet (unaudited) at June 30, 2000                 3

                     Consolidated Statements of Earnings (unaudited) for the Six
                          Months  Ended June 30, 2000 and 1999                               4

                     Consolidated Statements of Comprehensive Income (unaudited)
                          for the Six Months Ended June 30, 2000 and 1999                    5

                     Consolidated Statements of Cash Flows (unaudited) for the Six
                          Months Ended June 30, 2000 and 1999                                6

                     Notes to Financial Statements (unaudited)                               7

        Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                               8-11

PART II              OTHER INFORMATION

        Item 1.      Legal Proceedings                                                       12

        Item 2.      Changes in Securities                                                   12

        Item 3.      Defaults Upon Senior Securities                                         12

        Item 4.      Submission of Matters to a Vote of Security Holders                     12

        Item 5.      Other Information                                                       13

        Item 6.      Exhibits and Reports on Form 8-K                                        13

                                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                   Consolidated Balance Sheet

                                          June 30, 2000
                                           (Unaudited)

                                             Assets
                                             ------

Cash and due from banks, including $100,000 bearing interest                  $       3,090,578
Federal funds sold                                                                    1,430,000
Investment securities available for sale
  (amortized cost  of $ 34,121,259)                                                  32,904,296

Mortgage loans held for sale                                                          2,823,612

Loans                                                                               116,446,388
Less:  Allowance for loan losses                                                     (1,548,709)
                                                                                ----------------

         Loans, net                                                                 114,897,679
                                                                                ----------------

Premises and equipment, net                                                           1,982,338
Accrued interest receivable and other assets                                          3,560,265
                                                                                ----------------

                     Total Assets                                             $     160,688,768
                                                                                ================

                               Liabilities and Stockholders' Equity
                               ------------------------------------

Liabilities:
    Deposits:
        Noninterest-bearing                                                   $      23,017,574
        Interest-bearing                                                            121,189,416
                                                                                ----------------

            Total Deposits                                                          144,206,990

    Securities sold under repurchase agreements                                       1,373,247
    Federal funds purchased                                                                   0
    Accrued interest payable and other liabilities                                      985,759
                                                                                ----------------

            Total Liabilities                                                       146,565,996

Stockholders' equity:
    Common stock, $10 par value;
        authorized 300,000 shares;
        issued and outstanding 179,979 shares                                         1,799,790
    Additional paid-in capital                                                        4,247,150
    Retained earnings                                                                 8,830,836
Unrealized gain (loss) on investment securities, net of tax                            (755,004)
                                                                                ----------------

            Total stockholders' equity                                               14,122,772
                                                                                ----------------

                    Total liabilities and stockholders' equity                $     160,688,768
                                                                                ================


See accompanying notes to financial statements.

                                            OCONEE FINANCIAL CORPORATION AND SUBSIDIARY


                                                Consolidated Statements of Earnings

                               For the Three Months and the Six Months Ended June 30, 2000 and 1999
                                                            (Unaudited)

                                                                  Three Months                              Six Months
                                                                       Ended                                   Ended
                                                              2000               1999                 2000               1999
                                                          --------------     --------------       --------------     --------------
Interest Income:
     Loans                                             $      2,748,521    $     2,035,831   $        5,126,583    $     3,900,742
     Investment securities:
          Tax exempt                                            212,938            202,652              421,029            405,650
          Taxable                                               384,426            287,237              771,701            579,026
     Federal funds sold and other                                66,681             37,166              169,682            122,187
                                                          --------------     --------------       --------------     --------------
             Total interest income                            3,412,566          2,562,886            6,488,995          5,007,605
                                                          --------------     --------------       --------------     --------------

Interest Expense:
     Deposits                                                 1,402,426            962,838            2,716,546          1,947,797
     Other                                                       15,342             11,628               23,857             17,437
                                                          --------------     --------------       --------------     --------------
             Total interest expense                           1,417,768            974,466            2,740,403          1,965,234
                                                          --------------     --------------       --------------     --------------

             Net interest income                              1,994,798          1,588,420            3,748,592          3,042,371

Provision for loan losses                                        51,900             12,600              103,800             25,200
                                                          --------------     --------------       --------------     --------------

     Net interest income after provision for loan losses      1,942,898          1,575,820            3,644,792          3,017,171
                                                          --------------     --------------       --------------     --------------

Other Income:

     Service charges on deposit accounts                        221,138            182,440              406,756            356,071
     Securities gains (losses), net                             (98,063)               (16)             (98,063)             8,822
     Other operating income                                     131,360            133,169              293,864            301,995
                                                          --------------     --------------       --------------     --------------
             Total other income                                 254,435            315,593              602,557            666,888
                                                          --------------     --------------       --------------     --------------

Other Expense:
     Salaries and other personnel expense                       805,919            696,207            1,591,965          1,299,110
     Net occupancy and equipment expense                        193,103            132,714              372,415            272,395
     Other operating expense                                    372,503            316,825              709,592            675,092
                                                          --------------     --------------       --------------     --------------
             Total other expense                              1,371,525          1,145,746            2,673,972          2,246,597
                                                          --------------     --------------       --------------     --------------

             Earnings before income taxes                       825,808            745,667            1,573,377          1,437,462

Income taxes                                                    235,433            189,076              444,312            397,308
                                                          --------------     --------------       --------------     --------------

             Net earnings                              $        590,375    $       556,591   $        1,129,065    $     1,040,154
                                                          ==============     ==============       ==============     ==============

Earnings per common share based on average outstanding
     shares of 179,979 in 2000 and 180,000 in1999:     $           3.28    $          3.09   $             6.27    $          5.78
                                                          ==============     ==============       ==============     ==============


See accompanying notes to financial statements.

                                OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                              Consolidated Statements of Comprehensive Income

                              For the Six Months Ended June 30, 2000 and 1999
                                                (Unaudited)

                                                                             2000               1999
                                                                          -----------         ---------
Net earnings                                                              $ 1,129,065          1,040,154

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
          Holding gains (losses) arising during period, net of tax
             of $25,770 and ($220,421)                                         42,046           (360,245)
          Reclassification adjustments for gains (losses) included
             in net earnings, net of tax of ($37,263) and $3,352              (60,800)             5,470
                                                                          -----------         ----------
          Total other comprensive income (loss)                               (18,754)          (354,775)
                                                                          -----------         ----------
          Comprehensive income                                            $ 1,110,311            685,379
                                                                          ===========         ==========

See accompanying notes to financial statements.

                                                   -5-

                               OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                  Consolidated Statements of Cash Flows

                         For Each of the Six Months Ended June 30, 2000 and 1999
                                               (Unaudited)


                                                                                 2000                 1999
                                                                              -----------         ------------
Cash flows from operating activities:
     Net earnings                                                            $  1,129,065         $  1,040,154
         Adjustments to reconcile net earnings to net
            cash provided by operating activities:
                Provision for loan losses                                         103,800               25,200
                Depreciation, amortization and accretion                          146,371              119,876
                Loss (Gain) in sale of investment securities                       98,063               (8,822)
                Change in assets and liabilities:
                    Interest receivable and other assets                         (143,248)            (543,239)
                    Interest payable and other liabilities                        154,897            2,095,849
                    Mortgage loans held for sale                                 (956,222)            (438,611)
                                                                             ------------         ------------

                           Net cash used by operating activities                  532,726            2,290,407
                                                                             ------------         ------------

Cash flows from investing activities:
     Proceeds from maturities and paydowns of
         investment securities held to maturity                                         0              496,179
     Proceeds from maturities and paydowns of
         investment securities available for sale                               1,472,194            2,002,051
     Proceeds from sales of investment securities
         available for sale                                                     5,706,563              504,984
     Purchases of investment securities held to maturity                                0           (1,854,069)
     Purchases of investment securities available for sale                     (2,950,769)            (953,978)
     Net changes in loans                                                     (23,140,328)          (9,312,202)
     Purchases of premises and equipment                                         (512,587)            (156,894)
                                                                             ------------         ------------

                           Net cash used by investing activities              (19,424,927)          (9,273,929)
                                                                             ------------         ------------

Cash flows from financing activities:
     Net change in deposits                                                     7,679,781           (1,341,617)
     Net change in securities sold under repurchase agreements                    507,339              358,324
     Dividends paid                                                              (899,970)            (720,000)
     Purchase and retirement of stock                                              (2,160)                   0
                                                                             ------------         ------------

                            Net cash provided by financing activities           7,284,990           (1,703,293)
                                                                             ------------         ------------

Net increase (decrease) in cash and cash equivalents                          (11,607,211)          (8,686,815)

Cash and cash equivalents at beginning of period                               16,127,789           14,305,840
                                                                             ------------         ------------

Cash and cash equivalents at end of period                                   $  4,520,578         $  5,619,025
                                                                             ============         ============

Supplemental cash flow information:
     Cash paid for interest                                                  $  2,205,217         $  1,643,219


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

(3)      Net Earnings Per Common Share
         -----------------------------

         Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Corporation had no potential common shares outstanding during 2000 and 1999.

(4)      Implementation of Recent Accounting Pronouncements
         --------------------------------------------------

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

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                 For Each of the Six Months in the Periods Ended
                             June 30, 2000 and 1999


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

Financial Condition

         Total assets at June 30, 2000 were $160,688,768, representing an $8,550,200 (5.62%) increase from December 31, 1999. Deposits increased $7,679,781 (5.63%) from December 31, 1999. Loans increased $23,116,111 (24.77%).
The increase in loan volume is due primarily to and increase in loans to finance commercial real estate. The allowance for loan losses at June 30, 2000 totaled $1,548,709 compared to the December 31, 1999 total of $1,469,126, representing 1.33% of total loans at June 30, 2000, compared to 1.57% at December 31, 1999. Cash and cash equivalents decreased $11,607,211 from December 31, 1999.

         The total of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due were $109,140 at June 30, 2000, representing an increase of $30,732 (39.19%) from December 31, 1999. There were no related party loans which were considered nonperforming at June 30, 2000.

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

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                     For the Six Months in the Period Ended
                             June 30, 2000 and 1999

Results of Operations

         Net interest income increased $706,221 (23.21%) in the first six months of 2000 compared to the same period for 1999. Interest income for the first six months of 2000 was $6,488,995, representing an increase of $1,481,390 (29.58%) over the same period in 1999. Interest expense for the first six months of 2000 increased $775,169 (39.44%) compared to the same period in 1999. The increase in net interest income during the first six months of 2000 compared to the same period in 1999 is primarily attributable to the increase in the volume of loans, as well as a 100 basis point increase in the prime lending rate during the first six months of 2000.

         The Bank analyzes its allowance for loan losses on a monthly basis. As of June 30, 2000, that analysis indicated an allowance reserve surplus of $1,019,951. Due to this surplus, the Bank has provided the budgeted provision for 2000. It is management's belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

         Other expenses for the six months of 2000 increased $427,375 (19.02%) compared to the first six months in 1999. The net increase is primarily attributable to additional salary and benefits expense as a result of opening two new branches during 1999.

Liquidity

         The Corporation must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Corporation keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Corporation to monitor its liquidity to meet regulatory requirements and their local funding requirements.

         The Corporation maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $4,000,000. Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances up to $22,800,000.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                     For the Six Months Ended June 30, 2000


Year 2000 Compliance

         The Bank did not experience any material disruptions in its operations or activities as a result of the so-called "Year 2000" problem, nor did the Bank incur material expenses in correcting perceived or suspected Year 2000 problems. In addition, the Bank is not aware that any of its suppliers or customers has experienced any material disruptions in their operations or activities.

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

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                     For the Six Months Ended June 30, 2000


CAPITAL

The following tables present Oconee State Bank's regulatory capital position at June 30, 2000, based on the regulatory capital requirements of federal banking agencies.

               Risk-Based Capital Ratios
               -------------------------

               Tier 1 Tangible Capital, Actual                           12.1%
               Tier 1 Tangible Capital minimum requirement                4.0%
                                                                       -------

               Excess                                                     8.1%
                                                                       =======


               Total Capital, Actual                                     13.3%
               Total Capital minimum requirement                          8.0%
                                                                       -------

               Excess                                                     5.3%
                                                                       ======


               Leverage Ratio
               ---------------

               Tier 1 Tangible Capital to adjusted total assets
                 (Leverage Ratio)                                         9.6%

               Minimum leverage requirement                               3.0%
                                                                       ------

               Excess                                                     6.6%
                                                                       =======

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

                  None

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
                  None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) Oconee Financial Corporation's annual meeting of stockholders was held on May 1, 2000.

         (b) The following is a summary of matters submitted to a vote of security holders:

                  1. The election * of the following directors to serve the current year term:

                           G. Robert Bishop                   Henry C. Maxey
                           Steve W. Denman                    Carl R. Nichols
                           Douglas D. Dickens                 Ann B. Powers
                           Walter T. Evans, Sr.               Jerry K. Wages
                          John A. Hale                       Virginia S. Wells
                          B. Amrey Harden

                  A tabulation of votes concerning the above issue is as follows:

                  Shares voted by proxy in favor              121,941
                  Shares voted in person in favor               6,278
                  Shares voted in person against                    0
                  Shares abstained from voting                      0

                  Total shares represented                    128,219
                  Total shares outstanding                    179,979

                 *         Directors  were elected by slate,  not  individually.
                           Vote tabulation is therefore by slate.

Item 5.  Other Information
         -----------------
                  None

Item 6.  Exhibits and Reports On Form 8-K
         --------------------------------

            (a)   Exhibits
                  --------

                  The following exhibits are required to be filed with this Report on 10-QSB by Item 601 of Regulation S-B:

                        Exhibit 27 - Financial Data Schedule (for SEC use only)

            (b)   Reports on Form 8-K

                       There were no 8-K filings during the quarter.

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OCONEE FINANCIAL CORPORATION


                                      By:  /s/ B. Amrey Harden
                                         ---------------------------
                                         B. Amrey Harden, President and C.E.O.
                                         (Principal Executive Officer)


                                      Date:    August 14, 2000





                                       By:  /s/ Jerry K. Wages
                                          -------------------------------
                                           Jerry K. Wages
                                           Executive Vice-President and C.F.O.
                                           (Principal Accounting Officer)


                                       Date:   August 14, 2000