Form 10QSB
period 2000-09-30
OCONEE FINANCIAL CORP
filed 2000-11-13
CIK 1076691

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20429

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                        Commission File number 000-25267

                          OCONEE FINANCIAL CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

      Georgia                                         58-2442250
------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

35 North Main Street
Watkinsville, Georgia                                    30677
------------------------                   ------------------------------------
(Address of principal                                  (Zip Code)
  executive offices)

                                  706-769-6611
                                  ------------
                               (Telephone Number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

                                    YES XX   NO
                                        --
              Common stock, par value $10 per share: 179,979 shares
                       outstanding as of November 7, 2000

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                        Page No.
                                                                                        --------
PART I          FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Consolidated Balance Sheet (unaudited) at September 30, 2000                3

                Consolidated Statements of Earnings (unaudited) for the Three
                     and Nine Months Periods Ended September 30, 2000 and 1999              4

                Consolidated Statements of Comprehensive Income (unaudited)
                     for the Nine Months Ended September 30, 2000 and 1999                  5

                Consolidated Statements of Cash Flows (unaudited) for the Nine
                     Months Ended September 30, 2000 and 1999                               6

                Notes to Financial Statements (unaudited)                                   7

    Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                   8-10


PART II         OTHER INFORMATION

Exhibits and Reports on Form 8-K                                                            11


SIGNATURES                                                                                  12



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                           Consolidated Balance Sheet

                               September 30, 2000
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks, including $100,000 bearing interest                  $    7,798,806
Federal funds sold                                                                 4,900,000
Investment securities available for sale
  (amortized cost of $30,671,013)                                                 29,798,655

Mortgage loans held for sale                                                       1,860,043

Loans                                                                            120,983,658
Less:  Allowance for loan losses                                                  (1,700,696)
                                                                                ------------

         Loans, net                                                              119,282,962
                                                                                ------------

Premises and equipment, net                                                        2,065,060
Accrued interest receivable and other assets                                       3,891,208
                                                                                ------------

                    Total Assets                                              $  169,596,734
                                                                                ============

                             Liabilities and Stockholders' Equity
                             ------------------------------------

Liabilities:
    Deposits:
        Noninterest-bearing                                                   $   19,125,681
        Interest-bearing                                                         119,651,963
                                                                                ------------

            Total Deposits                                                       138,777,644

    Securities sold under repurchase agreements                                    1,529,284
    Federal Home Loan Bank advances                                               13,300,000
    Accrued interest payable and other liabilities                                 1,012,560
                                                                                ------------

            Total Liabilities                                                    154,619,488

Stockholders' equity:
    Common stock, $10 par value;
        authorized 300,000 shares;
        issued and outstanding 179,979 shares                                      1,799,790
    Additional paid-in capital                                                     4,247,150
    Retained earnings                                                              9,471,517
Unrealized gain (loss) on investment securities, net of tax                         (541,211)
                                                                                ------------

            Total stockholders' equity                                            14,977,246
                                                                                ------------

                    Total liabilities and stockholders' equity                $  169,596,734
                                                                                ============


See accompanying notes to financial statements.

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Earnings

   For the Three Months and the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                      Three Months                          Nine Months
                                                                         Ended                                 Ended
                                                              2000               1999                 2000               1999
                                                          --------------     --------------       --------------     --------------
Interest Income:
     Loans                                              $     3,145,927    $     2,186,203     $      8,272,510    $     6,086,945
     Investment securities:
          Tax exempt                                            170,752            199,039              591,782            604,689
          Taxable                                               295,222            289,952            1,066,923            868,978
     Federal funds sold and other                                60,930             57,759              230,611            179,948
                                                          --------------     --------------       --------------     --------------
             Total interest income                            3,672,831          2,732,953           10,161,826          7,740,560
                                                          --------------     --------------       --------------     --------------

Interest Expense:
     Deposits                                                 1,470,630          1,087,015            4,187,176          3,034,811
     Other                                                      129,383              9,310              153,240             26,747
                                                          --------------     --------------       --------------     --------------
             Total interest expense                           1,600,013          1,096,325            4,340,416          3,061,558
                                                          --------------     --------------       --------------     --------------

             Net interest income                              2,072,818          1,636,628            5,821,410          4,679,002

Provision for loan losses                                       159,300             12,600              263,100             37,800
                                                          --------------     --------------       --------------     --------------

     Net interest income after provision for loan losses      1,913,518          1,624,028            5,558,310          4,641,202
                                                          --------------     --------------       --------------     --------------

Other Income:

     Service charges on deposit accounts                        219,045            183,898              625,801            539,968
     Securities gains (losses), net                             (63,804)             2,890             (161,867)            11,712
     Other operating income                                     194,252            144,380              488,116            446,374
                                                          --------------     --------------       --------------     --------------
             Total other income                                 349,493            331,168              952,050            998,054
                                                          --------------     --------------       --------------     --------------

Other Expense:
     Salaries and other personnel expense                       799,315            649,587            2,391,280          1,948,697
     Net occupancy and equipment expense                        189,203            135,811              561,618            408,206
     Other operating expense                                    344,872            330,648            1,054,464          1,005,741
                                                          --------------     --------------       --------------     --------------
             Total other expense                              1,333,390          1,116,046            4,007,362          3,362,644
                                                          --------------     --------------       --------------     --------------

             Earnings before income taxes                       929,621            839,150            2,502,998          2,276,612

Income taxes                                                    288,936            244,896              733,248            642,204
                                                          --------------     --------------       --------------     --------------

             Net earnings                               $       640,685    $       594,254     $      1,769,750    $     1,634,408
                                                          ==============     ==============       ==============     ==============

Earnings per common share based on average outstanding
     shares of 179,979 in 2000 and 180,000 in1999:      $          3.56    $          3.30     $           9.83    $          9.08
                                                          ==============     ==============       ==============     ==============

See accompanying notes to financial statements.

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income

              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                               2000                  1999
                                                                          --------------         -------------

Net earnings                                                               $  1,769,750             1,634,408

Other comprehensive income, net of tax:

     Unrealized gains (losses) on securities available for sale:
          Holding gains (losses) arising during period, net of tax
             of $181,049 and ($375,960)                                         295,395              (614,451)
          Reclassification adjustments for gains (losses) included
             in net earnings, net of tax of ($61,509) and $4,450               (100,358)                7,262
                                                                            -----------           -----------

          Total other comprensive income (loss)                                 195,037              (607,189)
                                                                            -----------           -----------

          Comprehensive income                                             $  1,964,787             1,027,219
                                                                            ===========           ===========

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

          For Each of the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                    2000                      1999
                                                                --------------            --------------
Cash flows from operating activities:
     Net earnings                                             $     1,769,750           $     1,634,408
         Adjustments to reconcile net earnings to net
            cash provided by operating activities:
                Provision for loan losses                             263,100                    37,800
                Depreciation, amortization and accretion              218,903                   174,490
                Loss (Gain) on sale of investment securities          161,867                   (11,712)
                Change in assets and liabilities:
                    Interest receivable and other assets             (338,513)                 (610,220)
                    Interest payable and other liabilities            181,698                   705,501
                    Mortgage loans held for sale                        7,347                   471,081
                                                                --------------            --------------

              Net cash used by operating activities                 2,264,152                 2,401,348
                                                                --------------            --------------

Cash flows from investing activities:
     Proceeds from maturities and paydowns of
         investment securities held to maturity                             0                   496,179
     Proceeds from maturities and paydowns of
         investment securities available for sale                   1,739,310                 3,985,504
     Proceeds from sales of investment securities
         available for sale                                         8,847,572                   699,314
     Purchases of investment securities held to maturity                    0                (1,854,069)
     Purchases of investment securities available for sale         (2,950,769)               (5,064,008)
     Purchase of Federal Home Loan Bank stock                        (272,800)                        0
     Net changes in loans                                         (27,684,911)              (14,347,626)
     Purchases of premises and equipment                             (683,218)                 (242,278)
                                                                --------------            --------------

              Net cash used by investing activities               (21,004,816)              (16,326,984)
                                                                --------------            --------------

Cash flows from financing activities:

     Net change in deposits                                         2,250,435                 9,226,563
     Net change in securities sold under repurchase agreements        663,376                   225,588
     Proceeds from Federal Home Loan Bank advance                  13,300,000                         0
     Dividends paid                                                  (899,970)                 (720,000)
     Purchase and retirement of stock                                  (2,160)                        0
                                                                --------------            --------------

              Net cash provided by financing activities            15,311,681                 8,732,151
                                                                --------------            --------------

Net increase (decrease) in cash and cash equivalents               (3,428,983)               (5,193,485)

Cash and cash equivalents at beginning of period                   16,127,789                14,305,840
                                                                --------------            --------------

Cash and cash equivalents at end of period                    $    12,698,806           $     9,112,355
                                                                ==============            ==============

Supplemental cash flow information:
     Cash paid for interest                                   $     3,695,102           $     2,629,755
     Cash paid for taxes                                      $       741,400           $       662,840



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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

          For the Nine-Month Periods Ended September 30, 2000 and 1999

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

FINANCIAL CONDITION

         Total assets at September 30, 2000 were $169,596,734, representing a $17,458,166 (11.48%) increase from December 31, 1999. Deposits increased $2,250,435 (1.65%) from December 31, 1999. Loans increased $27,653,381 (29.63%).
The increase in loan volume is due primarily to an increase in loans to finance commercial real estate. The allowance for loan losses at September 30, 2000 totaled $1,700,696 compared to the December 31, 1999 total of $1,469,126, representing 1.41% of total loans at September 30, 2000, compared to 1.57% at December 31, 1999. Cash and cash equivalents decreased $3,428,983 from December 31, 1999.

         The total of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due were $260,398 at September 30, 2000, representing an increase of $181,990 (232.11%) from December 31, 1999. This increase is primarily attributable to a $194,194 increase in nonaccruing loans and a $13,397 decrease in repossessed collateral. There were no related party loans which were considered nonperforming at September 30, 2000.

         The Corporation's subsidiary bank was most recently examined by its primary regulatory authority in October of 1999. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS

         Net interest income increased $1,142,408 (24.42%) in the first nine months of 2000 compared to the same period for 1999. Interest income for the first nine months of 2000 was $10,161,826, representing an increase of $2,421,266 (31.28%) over the same period in 1999. Interest expense for the first nine months of 2000 increased $1,278,858 (41.77%) compared to the same period in 1999. The increase in net interest income during the first nine months of 2000 compared to the same period in 1999 is primarily attributable to the increase in the volume of loans, as well as a 100 basis point increase in the prime lending rate during the first nine months of 2000. The increase in interest expense is primarily attributable to interest on a Federal Home Loan Bank advance in the amount of $86,664 that the Bank secured during 2000, as well as growth in the Bank's deposits and an increase in the interest rates paid on deposits.

         The Bank analyzes its allowance for loan losses on a monthly basis. Due to unbudgeted loan growth, the Bank has provided $107,400 over the budgeted provision expense during the first nine months of 2000. It is management's belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

         Other expenses for the nine months of 2000 increased $644,718 (19.17%) compared to the first nine months in 1999. The net increase is primarily attributable to additional salary and benefits expense as a result of opening a loan production office in July 1999 and a new branch in January 2000.

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

         The Corporation maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $4,000,000. Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances up to $22,800,000. As of September 30, 2000, the Corporation had $13,300,000 in advances outstanding from the Federal Home Loan Bank. This advance matures August 25, 2003, and carries an interest rate of 6.34%. It is secured by the Bank's loans on 1 to 4 family residential properties.

CAPITAL

The following tables present Oconee State Bank's regulatory capital position at September 30, 2000, based on the regulatory capital requirements of federal banking agencies.

         Risk-Based Capital Ratios
         -------------------------

         Tier 1 Tangible Capital, Actual                                12.2%
         Tier 1 Tangible Capital minimum requirement                     4.0%
                                                                       -----

         Excess                                                          8.2%
                                                                       -----

         Total Capital, Actual                                          13.4%
         Total Capital minimum requirement                               8.0%
                                                                       -----

         Excess                                                          5.4%
                                                                       =====


         Leverage Ratio
         --------------

         Tier 1 Tangible Capital to adjusted total assets
           (Leverage Ratio)                                              9.5%

         Minimum leverage requirement                                    3.0%
                                                                       -----
         Excess                                                          6.5%
                                                                       =====

                           PART II. OTHER INFORMATION

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Exhibits and Reports on Form 8-K
--------------------------------

         (a) Exhibits
         ------------

             The following exhibits are required to be filed with this Report on 10-QSB by Item 601 of Regulation S-B:

                   Exhibit 27 - Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K
         -----------------------

             There were no 8-K filings during the quarter.

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OCONEE FINANCIAL CORPORATION


                                By:      /s/ B. Amrey Harden
                                       -----------------------------------------
                                        B. Amrey Harden, President and C.E.O.
                                        (Principal Executive Officer)



                                Date:    November 13, 2000
                                       -----------------------------------------




                                By:       /s/ Jerry K. Wages
                                        ----------------------------------------
                                         Jerry K. Wages
                                         Executive Vice-President and C.F.O.
                                         (Principal Accounting Officer)


                                Date:   November 13, 2000
                                       -----------------------------------------