Form 10KSB40
period 2000-12-31
OCONEE FINANCIAL CORP
filed 2001-03-30
CIK 1076691

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2000

              Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                        Commission File Number 000-25267

                          Oconee Financial Corporation
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Georgia                                58-2442250
             ------------------------------             -------------------
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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

         State issuer's revenues for its most recent fiscal year.  $15,454,110
                                                                   -----------

         Transitional Small Business Disclosure format.  Yes          No   X
                                                              -----      -----

         State the aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors): As of March 15, 2001: 115,903 shares of common stock $10.00 par value (the "Common Stock"), with an aggregate value of $19,587,607 (based on approximate market value of $169.00/share) (the last sale price known to the Registrant for the Common Stock for which there is no established trading market).

         State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date. As of March 20, 2001, there were issued and outstanding 179,977 shares of Common Stock, par value $10.00 per share.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General
-------

         Oconee Financial Corporation ("Oconee"), a registered bank holding company, was incorporated under the laws of Georgia in 1998 and commenced operations by acquiring 100% of the outstanding shares of Oconee State Bank (the "Bank") effective January 1, 1999. All of Oconee's activities are currently conducted by the Bank, its wholly owned subsidiary, which was incorporated as a bank under the laws of Georgia in 1959. At December 31, 2000, Oconee had approximately 600 holders of record of Common Stock, its only class of equity securities.

         At December 31, 2000, the Bank's total assets were $181,925,000, compared to $152,139,000 at year-end 1999. Over the past 5 years, total assets of the Bank have grown by $92,146,000 representing an increase of 102.6%.

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

Markets
-------

         The primary market for the Bank is Oconee County, Georgia. The Bank's secondary market is defined as those counties contiguous to Oconee County, which include Clarke, Greene, Morgan, Walton, Barrow, and Oglethorpe, as well as Madison County, which is not contiguous to Oconee County, but is a part of the Athens Standard Metropolitan Statistical Area.

Deposits
--------

         The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2000, the Bank's deposit base totaled $150,538,000 and consisted of the following types of accounts:

                                                Amount         Percentage
                                                ------         ----------

Non-interest bearing demand deposits        $ 20,065,000           13.3%
Interest-bearing NOW accounts ......          21,830,000           14.5%
Money market deposit accounts ......          15,360,000           10.2%
Savings deposits ...................           7,998,000            5.3%
Time deposits less than $100,000 ...          54,448,000           36.2%
Time deposits of $100,000 or more ..          23,162,000           15.4%
Individual Retirement Accounts .....           7,675,000            5.1%
                                            ------------          -----
       Total Deposits ..............        $150,538,000          100.0%
                                            ============          =====

         Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans
-----

         The Bank makes both  secured and  unsecured  loans to  individuals  and
businesses.   At  December  31,  2000,   the  Bank's  loan   portfolio   totaled
$123,341,000, consisting of the following categories of loans:

                                                    Amount           Percentage
                                                -------------        ----------

Loans secured by real estate                    $  94,700,000            76.8%
Agricultural production & loans to farmers            662,000             0.5%
Commercial and industrial loans                    15,105,000            12.3%
Credit cards and related plans                        997,000             0.8%
Consumer loans (excluding credit cards)            10,822,000             8.8%
All other loans                                     1,160,000             0.9%
Lease financing receivables                           105,000             0.1%
LESS:  Unearned income                               (210,000)           (0.2%)
                                                -------------           -----
       Total Loans Net of Unearned Income       $ 123,341,000           100.0%
                                                =============           =====


         The following table shows the amounts and growth for loans, deposits, capital, and total assets at December 31, for the years ended 1995-2000 (dollar amounts are in millions):

                                                                                                      5-Year
                                 2000         1999        1998       1997       1996        1995       Growth
                                 ----         ----        ----       ----       ----        ----       ------
         Loans                $ 123.3       $ 93.3      $ 76.8       $ 72.3     $ 68.8      $ 58.6    $ 64.7
         Deposits               150.5        136.5       116.1        104.6       97.0        79.3      71.2
         Capital                 15.1         13.0        12.5         11.2       10.0         9.1       6.0
         Total Assets           181.9        152.1       130.7        117.5      108.5        89.8      92.1


As of December 31, 2000, the Bank had concentrations of loans to the housing industry and to the hotel and motel industry. Loans secured by real estate totaled $94,700,000, which represented 76.8% of the Bank's loan portfolio at December 31, 2000. At year-end 2000, total outstanding balances and commitments for development and construction loans were $41,563,000, which represented 33.7% of the Bank's total loans and 276.1% of the Bank's equity capital. The Bank's established guideline for this concentration is to be in a range of 200% - 285% of Tier 1 equity capital. Low interest rates and the desirability of living in Oconee County have fueled demand for new housing and therefore new subdivisions in the area. Georgia Highway 316, the Watkinsville by-pass, and the re-routing of Highway 441 will continue to encourage further housing growth, resulting in the Bank's continued concentration of loans to this industry. At year-end 2000, total outstanding balances and commitments for hotel and motel loans were $26,359,000, which represented 21.4% of the Bank's total loans and 175.1% of the Bank's equity capital. The Bank's established guideline for this concentration is to be in a range of 100%-200% of Tier 1 equity capital. The demand for hotel and motel loans, both new and refinancing, continues to be strong. The Bank's proven interest and reputation in providing funding for this industry has led to an increase in demand from repeat, referred, and new borrowers.

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

         The Board of Directors of the Bank is responsible for approving and monitoring the loan policy, providing guidance and counsel to all lending personnel and approving all extensions of credit over $250,000.

Loan Review and Non-performing Assets
-------------------------------------

         The Bank reviews its loan portfolio to determine deficiencies and corrective action to be taken. Senior lending officers conduct periodic reviews of borrowers with total direct and indirect indebtedness of $250,000 or more and ongoing review of all past due loans. Past due loans are reviewed at least weekly by lending officers, and a summary report is reviewed monthly by the Board of Directors of the Bank. The Board of Directors of the Bank reviews all loans over $250,000, whether current or past due, at least once annually. In addition, the Bank maintains internal classifications of potential problem loans. The Bank also utilizes an independent external loan review specialist to review all outstanding debt from customers exceeding $250,000.

         Past due loans are typically charged off when they reach a past due status of 90 days or more. Exceptions to this involve loans involving customers who have begun bankruptcy proceedings, as well as loans on which the Bank has begun foreclosure or other steps of collection, under which circumstances the loans are placed in nonaccrual status.

Investment Policy
-----------------

         The Bank's investment policy provides guidelines for determining permissible investments in the investment portfolio, credit criteria and quality ratings, the desired mix among those investments, and preferred maturity distribution of the portfolio. The Bank has five objectives concerning its investment portfolio which address asset/liability management, profitability, liquidity, pledging, and local community support. The Bank's President/CEO and Executive Vice President/CFO are authorized to buy and sell securities according to the criteria set forth in the investment policy. Individual transactions, portfolio composition and performance are reviewed by the Bank's Investment and Asset/Liability Management Committee and the full Board of the Bank on a monthly basis. The investment policy is reviewed annually by the Bank's Board of Directors.

         In general, the Bank's investment policy is to place securities in the Available for Sale portfolio. As of December 31, 2000, investment securities totaled $30,057,000.

The primary risks in the Bank's securities portfolio consist of two types:

         (1) Credit risk, or the risk of default of the issuer. Treasury and Agency securities comprised 57.6% of the portfolio; therefore the credit risk is primarily limited to the risk of default of the U.S. Government and its agencies. State, County, and Municipal bonds represent 42.4% of the portfolio with the credit risk limited to the risk of default of the issuing municipality.

         (2) Interest rate risk, or the risk of adverse movements in interest rates on the value of the portfolio. In general, a rise in interest rates will cause the value of the Bank's securities portfolio to decline. The longer the maturity of an individual security, the greater the effect of change in interest rate on its value. The Bank measures its interest rate risk exposure by analyzing its rate sensitivity GAP position. The Bank's GAP position is reviewed monthly by the Investment and Asset/Liability Management Committee and the Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation for the Years Ended December 31, 2000 and 1999 - Asset/Liability and Interest Rate Sensitivity Management."

Competition
-----------

         The Bank competes in Oconee County with five other commercial banks. With three full-service and one limited banking office within Oconee County, the Bank is the market leader in Oconee County in terms of assets, deposit size, facility locations, and market coverage.

         The Bank also competes in Athens-Clarke County. There are twelve commercial banks in Athens-Clarke County, four of which have offices in Oconee County. As of June 30, 2000, the twelve banks located in Athens-Clarke County held deposits totaling $1,112,697,000. The Bank's physical presence in Athens-Clarke County is limited to the loan production office, an in-store branch in the East Athens Wal-Mart Supercenter, and two ATM's, located in Jimbo's Convenience Store and Quick Stop Convenience Store.

         The following table shows deposits by financial institution along with market share in Oconee County for the period ended June 30, 2000 (Dollar amounts are in thousands):

                                                      Total              Market
                                                     Deposits            Share
                                                     --------            -----

          Athens First Bank & Trust Company          $ 66,035           28.8%
          Bank of America, N.A                          8,828            3.9%
          First American Bank & Trust Company           5,248            2.3%
          North Georgia Bank                            5,321            2.3%
          Oconee State Bank                           140,605           61.4%
          SunTrust Bank, N.A                            2,878            1.3%
                                                     --------        -------

               Total Deposits                        $228,915          100.0%
                                                     ========        ======


         In  addition   to  the  Bank's   competition   in  Oconee   County  and
Athens-Clarke County, the Bank competes with commercial banks, thrifts, and various other financial institutions and brokerage firms located in Northeast Georgia counties outside its primary and secondary market areas. To a lesser extent, the Bank also competes for deposits and loans with credit unions and for loans with insurance companies, small loan or finance companies, and certain governmental agencies. To the extent that banks must maintain non-interest earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds.

         Further, the increased income competition from investment bankers and brokers and other financial service organizations may have a significant impact upon the competitive environment in which the Bank operates.

         Set forth below are certain ratios of the Bank for the years indicated:

                                                                  2000            1999           1998
                                                                  ----            ----           ----
Net income to:
         Average equity capital accounts                          17.46%         16.66%         16.61%
         Average daily total deposits                              1.76%          1.83%          1.93%
Ratio of average daily loans to average daily deposits            80.31%         72.06%         72.16%

         The business of the Bank is not materially seasonal. Construction and development lending are strongest in Spring and Summer. Building slows somewhat in Fall and Winter, but not to the degree that there is an appreciable impact upon the Bank's Balance Sheet or Statement of Earnings.

Forward Looking Statements
--------------------------

         Information provided by Oconee or statements made by our directors, officers or employees may constitute "forward-looking" statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. Any statements made in this Annual Report on Form 10-KSB including any statements incorporated by reference, that are not statements of historical fact are forward-looking statements. These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where Oconee operates); competition from other providers of financial services offered by Oconee; government regulations and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of Oconee's credit customers, all of which are difficult to predict and which may be beyond the control of Oconee. Oconee undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

         Bank  holding  companies  whose  banking   subsidiaries  are  all  well
capitalized and well managed may also apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are:

         (a) lending, exchanging, transferring, investing for others, or safeguarding money or securities;

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

         (e)      underwriting, dealing in, or making a market in securities.

         Oconee has no immediate plans to register as a financial holding company.

         Oconee must also register with the Georgia Department of Banking and Finance (the "GDBF") and file periodic information with the GDBF. As part of such registration, the GDBF requires information with respect to the financial condition, operations, management, and intercompany relationships of Oconee and the Bank and related matters. The GDBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the GDBF have been complied with, and the GDBF may examine Oconee and the Bank.

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

         The payment of dividends by Oconee and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2000, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $1,240,381. For 2000, Oconee's cash dividend payout to stockholders was 40.1%of net income.

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

         CAPITAL ADEQUACY. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had a significant effect on Oconee's capital requirements.

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

         The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%;
(2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC's regulations, the Bank was a "well capitalized" institution at December 31, 1999 and December 31, 2000.

         Set forth below are pertinent capital ratios for the Bank as of December 31, 2000 and 1999:

Minimum Capital Requirement                                   The Bank
---------------------------                                   --------

                                                      2000                1999
                                                      ----                ----

Tier One Capital to                                   11.4%               13.3%
         Risk Weighted
         Assets:  4%(1)

Total Capital to                                      12.7%               14.6%
         Risk Weighted
         Assets:  8%(2)

Leverage Ratio (Tier One                              8.6%                9.2%
         Capital to Average Total
         Assets):  3% (3)
--------------------------

(1)  Minimum required ratio for "well capitalized" banks is 6%
(2)  Minimum required ratio for "well capitalized" banks is 10%
(3)  Minimum required ratio for "well capitalized" banks is 5%

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

Employees
---------

         At December 31, 2000, the Bank had 59 full-time employees and 29 part-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

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

         (4)      Mortgage Department/Operations Annex
                  ------------------------------------

                  (Limited Service/Support Offices)
                  Condominium Units 10, 12, 14, 16, & 18
                  Durham Street
                  Watkinsville, Georgia 30677

          (5)      Athens Loan Center
                   ------------------

                  (Limited Service Loan Production Office)
                  500 North Milledge Avenue
                  Athens, Georgia 30605

         (6)      East Athens Wal-Mart Supercenter
                  --------------------------------

                  (In-Store Full Service Branch)
                  4375 Lexington Road
                  Athens, Georgia 30605


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

         The Bank leases space in the Wal-Mart Supercenter Store No. 2811 located at 4375 Lexington Road in Athens, Georgia. This branch is located in a 695 square foot leased space inside the store. The space is leased from Wal-Mart Stores East, Inc. The lease was entered into in January of 2000 and is for five years.

         The Bank also owns 2.3 acres of land located on Daniels Bridge Road, 1331st G.M.D., Oconee County, Georgia for future branch expansion.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Markets for Capital Stock
-------------------------

         Oconee Stock is not traded on any established public trading market. Management is aware of 13 trades of Oconee Stock in 2000, aggregating 322 shares in blocks ranging from 2 to 60 shares at prices ranging from $144.00 to $169.00 per share.

         Management is aware of 31 trades of Oconee Stock in 1999, aggregating 845 shares in blocks ranging from 1 share to 100 shares at prices ranging from $145.00 to $155.00 per share.

Holders
-------

         As of December 31, 2000, there were 594 holders of record of common stock.

Dividends
---------

         In 2000 and 1999, Oconee declared cash dividends of $5.50 per share and $5.00 per share respectively, payable to shareholders of record on December 31 of each year. Oconee intends to continue paying cash dividends on an annual basis. Cash dividends for 2000 represented a payment of 40.1% of net income for the year compared to 40.8% for 1999. The amount and frequency of dividends is determined by Oconee's Board of Directors in light of earnings, capital requirements and the financial condition of the Bank. See "Supervision and Regulation -- Payment of Dividends."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999.

         This analysis of Oconee has been prepared to provide insight into the financial condition of the Company, and addresses the factors which have affected the Company's results of operations. The Company's financial statements and accompanying notes which follow are an integral part of this review and should be read in conjunction with it.

SELECTED FINANCIAL INFORMATION

                                                             2000           1999          1998          1997         1996
                                                                             (AMOUNTS IN THOUSANDS.)
                                                        --------------- -------------- ------------ ------------- ------------
Net interest income                                  $       7,847           6,331        5,734        5,418         4,865
Other operating income                               $       1,417           1,328        1,283        1,080           949
Provision for loan losses                            $         387             116           61          166           281
Net income                                           $       2,467           2,203        2,032        1,705         1,506
Net income per common share                          $       13.71           12.24        11.29         9.47          8.37
Total assets                                         $     181,925         152,139      130,652      117,482       108,506
Cash dividends declared per common share             $        5.50            5.00         4.00         3.30          3.00
                                                        --------------- -------------- ------------ ------------- ------------

         FINANCIAL CONDITION - 2000 VS. 1999. During 2000, average total assets increased $25,403,000 (19%) over 1999. Average deposits increased $19,169,000 (16%) in 2000 over 1999. Average loans increased $25,344,000 (29%) in 2000 over
1999.

         Year-end balances at December 31, 2000 and 1999 show increases in total assets of $29,787,000 (20%) from 1999 to 2000. Total deposits increased $14,010,000 (10%) from 1999 to 2000 while total gross loans increased $30,011,000 (32%) during 2000. Time deposits increased $16,082,000 (23%) from
1999 to 2000 while all other deposit accounts decreased $2,072,000 (3%) from 1999 to 2000. Loan demand continued to increase due to a strong local economy. These loan increases were funded by increases in deposits, sales of investment securities, and an advance from the Federal Home Loan Bank during 2000. Non-performing assets at December 31, 2000 were $255,000 compared to $78,000 at December 31, 1999. The majority of the increase is attributable to an increase in nonaccrual loans. The increase in nonaccrual loans is primarily due to two borrowers with outstanding loans totaling $175,000 who were involved in bankruptcy proceedings at December 31, 2000. There were no related party loans which were considered non-performing at December 31, 2000.

         The Bank was most recently examined for safety and soundness by its primary regulatory authority in October of 1999. There were no recommendations by the regulatory authority that, in management's opinion, will have material effects on the Bank's liquidity, capital resources, or operations.

         RESULTS OF OPERATIONS - 2000 VS. 1999. The Company's earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

         Net interest income in 2000, which was $7,847,000, increased by $1,516,000, or 24%, over 1999. The increase is primarily attributable to the increase in interest and fees on loans offset by increases in interest expense on time deposits. Net yield on average interest earning assets (5.13% in 2000 and 4.98% in 1999) increased approximately 0.18% in 2000 from 1999. This increase was attributable to a 0.10% increase in the net interest rate spread from 1999 to 2000.

         The provision for loan losses in 2000 was $387,000 compared to $116,000 in 1999. The increase in the provision for loan losses was attributable to growth in the loan portfolio and increases in non-performing assets. The provision for loan losses continues to reflect management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses to absorb such losses. The allowance for loan losses represented approximately 1.5% of total loans outstanding at December 31, 2000 compared to 1.6% at December 31, 1999. Net charge-offs for 2000 were $48,055 compared to $74,294 during 1999. A dedicated loan review function is utilized by the Company which is supplemented by the use of an outside loan review specialist. All loans $250,000 or more are reviewed annually and placed into various loan grading categories which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. Management believes that these levels of allowance are appropriate based upon the Company's loan portfolio and current economic conditions.

         Other operating income in 2000 of $1,417,000 increased from 1999 by $89,000 or 7% due primarily to an increase of $116,000 or 17% in service charges on deposit accounts. The increase in service charges on deposit accounts is due primarily to an increase in fees that the Bank charged during 2000, and an increase of $161,000 in commission income on mortgage loans. These increases were offset by losses on sales of investment securities totaling $162,000, resulting from the sales of securities to fund loan growth. Other operating expenses in 2000 of $5,346,000 increased by $840,000 or 19% over 1999 levels. The increase in operating expenses is attributable to an increase in salaries and employee benefits expense of $542,000 or 20%. This increase is due to the Bank opening a new branch in January 2000, experiencing the first full year of salaries expense at the Loan Production Office, which opened in July 1999, as well as merit increases for existing employees. In addition, occupancy expense increased by $184,000 or 34% primarily due to increased rent and depreciation expense associated with the opening of the Wal-Mart branch. Also, other operating expenses increased by $114,000 or 9%.

         Income taxes expressed as a percentage of earnings before income taxes increased from 27% in 1999 to 30% in 2000. This increase relates to a lower amount of tax-free interest income from state, county and municipal investment securities as compared to 1999.

         RESULTS OF OPERATIONS - 1999 VS. 1998. Net interest income in 1999, which was $6,331,000 increased by $597,000, or 10%, over 1998. The increase is primarily attributable to the increase in interest and fees on loans offset by increases in interest expense on time deposits. Net yield on average interest earning assets (4.98% in 1999 and 5.08% in 1998) decreased approximately .10% in 1999 from 1998. This decrease was associated with an increase in interest bearing liabilities relative to interest earning assets, offset in part by a 0.02% increase in the net interest rate spread.

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

         The Company maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Company has arrangements with a commercial bank for short term unsecured advances up to $4,400,000. Additional liquidity is provided to the Company through FHLB advances up to $18,100,000.

         Cash  and  cash  equivalents   increased   $5,955,000  to  a  total  of
$22,083,000 at year-end 2000 as cash provided by financing activities and operating activities outpaced amounts used by investing activities. Cash inflows from operations totaled $2,853,000 in 2000, while inflows from financing activities totaled $26,378,000, most of which were net deposit increases during 2000 of $14,010,000 and an increase in borrowings from the Federal Home Loan Bank of $13,300,000.

         Investing activities used $23,276,000 of cash and cash equivalents, principally composed of net advances of loans to customers of $30,059,000 during 2000, offset by proceeds from the sales of investment securities totaling $8,848,000.

         CAPITAL RESOURCES. The Company continues to maintain adequate capital ratios. The following tables present the Company's regulatory capital position at December 31, 2000

                                                                  Risk-Based Capital Ratios
                                                               Actual as of December 31, 2000
                                                               ------------------------------
         Tier 1 Capital                                                   11.4%
         Tier 1 Capital minimum requirement                                4.0%
                                                                          -----
         Excess                                                            7.4%
                                                                          =====

         Total Capital                                                    12.7%
         Total Capital minimum requirement                                 8.0%
                                                                         ------
         Excess                                                            4.7%
                                                                         ======

                                                           Leverage Ratio As of December 31, 2000
                                                           --------------------------------------

         Tier 1 Capital to average total assets                            8.6%
         Minimum leverage requirement                                      3.0%
                                                                         ------
         Excess                                                            5.6%
                                                                         ======


         For a more complete discussion of the actual and required ratios of the Company, see note 11 to the consolidated financial statements and "Supervision and Regulation - Capital Adequacy."

         ASSET/LIABILITY AND INTEREST RATE SENSITIVITY MANAGEMENT. It is the Company's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by local individuals, partnerships and corporations. The objective of the policy is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

         The asset/liability mix is monitored on a regular basis. A report reflecting the interest sensitive assets and interest sensitive liabilities is prepared and presented to the Board of Directors of the Bank on a monthly basis.

         The absolute level and volatility of interest rates can have a significant impact on Oconee's profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates, in order to achieve Oconee's overall financial
goals.   Based  on  economic   conditions,   asset  quality  and  various  other
considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

         Oconee uses income simulation modeling as a tool in measuring interest rate risk and managing interest rate sensitivity. Simulation modeling considers not only the impact of changing market rates of interest on future net interest income, but also other potential causes of variability.

         Interest rate sensitivity is a function of the repricing characteristics of Oconee's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest earning assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structures of assets and liabilities and their repricing characteristics during periods of change in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in Oconee's current portfolio that are subject to repricing at various time horizons: immediate; one to three months; four to twelve months; one to five years; over five years, and on a cumulative basis. The differences are known as interest rate sensitivity gap.

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

         Oconee also measures its short-term exposure to interest rate risk by simulating the impact to net interest income under several rate change levels. Interest-earning assets and interest-bearing liabilities are rate shocked to stress test the impact to the Bank's net interest income and margin. The rate shock levels span three 100 basis point increments up and down from current interest rates.

         The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Company's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                                                                                  At December 31, 2000
                                                                                Maturing or Repricing in
                                                                                ------------------------
                                                                                 (dollars in thousands)

                                                   Three           Four Months
                                                   Months                to           1 to 5           Over 5
                                                   or Less          12 Months          Years            Years            Total
                                                  --------            ------            ------           ------          -------
Interest-earning assets:
  Interest-bearing deposits with banks            $    100              --                --               --                100
  Investment securities                                245               348             3,843           25,621           30,057
  Federal funds sold                                16,990              --                --               --             16,990
  Loans                                             44,620            33,738            44,780              203          123,341
                                                  --------            ------            ------           ------          -------
     Total interest-bearing assets                $ 61,955            34,086            48,623           25,824          170,488
                                                  --------            ------            ------           ------          -------
Interest-bearing liabilities:
  Deposits:
  Savings and demand                              $ 45,188              --                --               --             45,188
  Time deposits                                     18,284            45,121            21,880             --             85,285
  Federal Home Loan Bank advances                     --                --              13,300             --             13,300
  Repurchase agreements                                836              --                --               --                836
                                                  --------            ------            ------           ------          -------

Total interest-bearing liabilities                $ 64,308            45,121            35,180             --            144,609
                                                  --------            ------            ------           ------          -------
Interest sensitive difference per period            (2,353)          (11,035)           13,443           25,824           25,879
                                                  --------            ------            ------           ------          -------
Cumulative interest sensitivity difference          (2,353)          (13,388)               55           25,879
                                                  --------            ------            ------           ------          -------
Cumulative difference to total assets                (1.3%)            (7.4%)            0.0%            14.2%
                                                  --------            ------            ------           -----


         At December 31, 2000 the difference between the Company's liabilities and assets repricing or maturing within one year was $13,388,000. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the Company's net interest income to decline.

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

TABLE 1

AVERAGE BALANCE SHEETS AND INTEREST RATES

The table below shows the year-to-date average balance for each category of interest earning assets and interest-bearing liabilities for the indicated periods and the average rate of interest earned or paid thereon.

                                                                                         For the Years Ended December 31,

                                                                       2000                                      1999
                                                      --------------------------------------   -------------------------------------
                                                          Average                     Yield/    Average                      Yield/
                                                          Balance        Interest      Rate     Balance        Interest       Rate
                                                       -------------    ----------    -----   -------------    ---------      ----
Assets:
Interest earning assets:
   Interest earning deposits                                  76,230         5,206    6.83%         --           --           --

   Investment securities:
      Taxable                                             19,706,949     1,356,630     6.88%     18,573,453    1,163,116      6.26%
      Non-taxable                                         14,562,470       752,648     5.17%     16,219,209      808,336      4.98%
   Federal funds sold                                      6,325,574       404,551     6.40%      5,561,260      294,214      5.28%
   Loans (including loan fees)                           112,270,626    11,518,428    10.26%     86,926,333    8,379,754      9.65%
                                                       -------------    ----------    -----   -------------    ---------      ----
Total interest-earning assets                            152,941,849    14,037,463     9.18%    127,280,255   10,645,420      8.37%

Allowance for loan losses                                 (1,596,322)                            (1,424,606)
Cash and due from banks                                    4,332,515                              5,324,326
Other assets                                               5,092,932                              4,188,340
                                                       -------------                          -------------
      Total assets                                     $ 160,770,974                          $ 135,368,315
                                                       =============                          =============

Liabilities and stockholders' equity:
Interest-bearing liabilities:
   Deposits:
      Interest-bearing demand                             35,981,339     1,180,610     3.28%     35,025,775    1,045,860      2.99%
      Savings                                              9,579,717       195,484     2.04%      9,606,416      192,028      2.00%
      Time                                                74,724,850     4,435,334     5.94%     57,723,166    3,041,875      5.27%
Federal Funds Purchased                                      442,514        29,310     6.62%        136,877        5,295      3.87%
Federal Home Loan Bank Advances                            4,715,027       303,995     6.45%
Securities sold under repurchase agreements                1,161,681        45,593     3.92%        779,715       29,207      3.75%
                                                       -------------    ----------    -----   -------------    ---------      ----
      Total interest bearing liabilities                 126,605,128     6,190,326     4.89%    103,271,949    4,314,265      4.18%

Non-interest bearing deposits                             19,513,375                             18,275,259
Other liabilities                                            523,064                                599,312
                                                       -------------                          -------------
Total liabilities                                        146,641,567                            122,146,520

Stockholders' equity                                      14,129,407                             13,221,795
                                                       -------------                          -------------
      Total  liabilities  and  stockholders' equity    $ 160,770,974                          $ 135,368,315
                                                       =============                          =============

Excess of interest-bearing assets over
   interest-bearing liabilities                           26,336,721                             24,008,306
                                                       =============                          =============
Ratio of interest-earning assets to interest                  120.80%                               123.25%
-bearing liabilities
Net interest income                                                     7,847,137                                6,331,155
Net interest spread                                                                  4.29%                                     4.19%
Net  interest  yield  on  interest  earning assets                                   5.13%                                     4.98%


(continued)



                                                                                1998
                                                         --------------------------------------------------
                                                              Average                               Yield/
                                                              Balance            Interest            Rate
                                                         ---------------        -----------         -------
Assets:
Interest earning assets:
   Interest earning deposits                                    --                 --                   --
   Investment securities:
      Taxable                                                 16,607,049          1,051,887            6.33%
      Non-taxable                                             13,976,265            704,153            5.04%
   Federal funds sold                                          6,201,576            340,869            5.50%
   Loans (including loan fees)                                76,117,421          7,676,432           10.09%
                                                         ---------------        -----------         -------
Total interest-earning assets                                112,902,311          9,773,341            8.66%

Allowance for loan losses                                     (1,371,765)
Cash and due from banks                                        3,516,984
Other assets                                                   3,912,157
                                                         ---------------
      Total assets                                       $   118,959,687
                                                         ===============

Liabilities and stockholders' equity:
Interest-bearing liabilities:
   Deposits:
      Interest-bearing demand                                 26,784,495            771,894            2.88%
      Savings                                                  8,741,058            203,929            2.33%
      Time                                                    53,995,027          3,043,214            5.64%
Federal Funds Purchased                                             --                 --                --
Federal Home Loan Bank Advances
Securities sold under repurchase agreements                      510,940             20,499            4.01%
                                                         ---------------        -----------         -------
      Total interest bearing liabilities                      90,031,520          4,039,536            4.49%

Non-interest bearing deposits                                 15,970,054
Other liabilities                                                724,339
                                                         ---------------
Total liabilities                                            106,725,913

Stockholders' equity                                          12,233,774
                                                         ---------------
      Total  liabilities  and  stockholders' equity      $   118,959,687
                                                         ===============

Excess of interest-bearing assets over
   interest-bearing liabilities                               22,870,791
                                                         ===============
Ratio of interest-earning assets to interest                     125.40%
-bearing liabilities
Net interest income                                                                5,733,805
Net interest spread                                                                                    4.17%
Net  interest  yield  on  interest  earning assets                                                     5.08%




Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported. Tax-exempt income is not calculated on a tax-equivalent basis. Loan fees of $637,275, $433,240, and $334,383 are included in the yields for 2000, 1999, and
1998, respectively.

TABLE 2
VOLUME-RATE ANALYSIS

The following tables show a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest earning assets and interest-bearing liabilities for 2000 over 1999 and 1999 over 1998.

                                                                  2000 OVER 1999
                                                      INCREASE (DECREASE) DUE TO CHANGES IN:
                                                -----------------------------------------------
                                                   VOLUME              RATE               TOTAL
Interest income on:
   Investment securities
     Interest-earning deposits                      5,206               --               5,206
     Taxable                                      106,885             86,629           193,514
     Non-taxable                                  (85,627)            29,939           (55,688)
Federal funds sold                                 48,822             61,515           110,337
Loans (including loan fees)                     2,598,431            540,243         3,138,674
                                               ----------         ----------        ----------
     Total interest earning assets              2,673,717            718,326         3,392,043
                                               ----------         ----------        ----------
Interest expense on:
   Deposits:
     Interest bearing demand                       68,505             66,245           134,750
     Savings                                         (544)             4,000             3,456
     Time                                       1,050,886            342,573         1,393,459
  Securities sold under repurchase
  agreements                                        8,027              8,359            16,386
  Federal funds purchased                          20,244              3,771            24,015
  Federal Home Loan Bank
  Advances                                        303,995               --             303,995
                                               ----------         ----------        ----------
     Total interest bearing liabilities
                                                1,451,113            424,948         1,876,061
                                               ----------         ----------        ----------


Note: Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

TABLE 2

                                                                  1999 OVER 1998
                                                      INCREASE (DECREASE) DUE TO CHANGES IN:
                                               -------------------------------------------------
                                                 VOLUME               RATE               TOTAL
Interest income on:
   Investment securities
     Taxable                                      131,505            (20,276)           111,229
     Non-taxable                                  113,687             (9,504)           104,183
Federal funds sold                                (32,945)           (13,710)           (46,655)
Loans (including loan fees)                     1,050,369           (347,047)           703,322
                                               ----------         ----------         ----------

     Total interest earning assets              1,262,616           (390,537)           872,079
                                               ----------         ----------         ----------
Interest expense on:
   Deposits:
     Interest bearing demand                      238,076             35,889            273,965
     Savings                                       17,776            (29,677)           (11,901)
     Time                                         203,301           (204,637)            (1,336)
  Federal funds purchased                            --                5,295              5,295
  Securities sold under repurchase
  agreements                                        8,708               --                8,708
                                               ----------         ----------         ----------
     Total interest bearing liabilities           467,861           (193,130)           274,731
                                               ----------         ----------         ----------


Note: Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

TABLE 3
INVESTMENT PORTFOLIO

The following table presents the carrying value of investments by category at December 31, 2000, 1999, and 1998:

                                                      2000               1999               1998
                                                  -----------        -----------        -----------
HELD TO MATURITY (AT AMORTIZED COST)

     State, county and municipal                  $      --          $      --          $15,303,990


AVAILABLE FOR SALE

     State, county and municipal                  $12,738,644        $16,113,705        $      --
     United States treasuries and agencies          9,448,516          8,248,061          6,291,116
     Mortgage-backed                                7,870,038         12,895,247         13,764,308
                                                  -----------        -----------        -----------
       Totals                                     $30,057,198        $37,257,013        $20,055,424
                                                  ===========        ===========        ===========



The following table presents the maturities of all investment securities at carrying value and the weighted average yields for each range of maturities presented.

Maturities at                                     United States        Mortgage-          State, County      Weighted
December 31, 2000                                 Treasury and           Backed              and             Average
                                                    Agencies           Securities         Municipal          Yields
                                                    --------           ----------         ---------          ------
     Within 1 year                                     --                   --              450,256          7.88%
     After 1 through 5 years                         2,040,367              --            1,802,749          6.90%
     After 5 through 10 years                        6,573,996              --            1,737,241          7.04%
     After 10 years                                    834,153           7,870,038        8,748,398          6.85%
                                                     ---------           ---------       ----------         -----
         Totals                                      9,448,516           7,870,038       12,738,644
                                                     =========           =========       ==========


Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

TABLE 4
LOAN PORTFOLIO

The following table presents loans by type at the end of the last 5 years.

                                       2000                  1999                  1998               1997               1996
                                  -------------         -------------         -------------       -------------      -------------
Commercial, financial and
agricultural                      $  16,487,028         $  12,714,342         $  11,332,765       $  10,570,994      $   9,792,533
Real estate - construction           29,663,443            28,310,935            16,925,962          13,824,372         16,836,092
Real estate - mortgage               64,214,266            40,222,371            38,942,845          38,748,388         34,511,657
Consumer                             12,976,318            12,082,629             9,578,312           9,129,134          7,680,871
                                  -------------         -------------         -------------       -------------      -------------
                                    123,341,055            93,330,277            76,779,884          72,272,888         68,821,153
Less:  Allowance for loan
   losses                            (1,807,671)           (1,469,126)           (1,427,420)         (1,362,530)        (1,202,201)
                                  -------------         -------------         -------------       -------------      -------------
Loans, net                        $ 121,533,384         $  91,861,151         $  75,352,464       $  70,910,358      $  67,618,952
                                  =============         =============         =============       =============      =============




At December 31, 2000, maturities of loans in the indicated classifications were as follows:

                               Commercial,          Real
                              Financial and        Estate
Maturity                      Agricultural      Construction          Total
--------                      ------------      ------------          -----

        Within 1 year        $ 8,666,497        $25,396,534        $34,063,031
        1 to 5 years           7,564,258          4,266,909         11,831,167
        Over 5 years             256,273               --              256,273
                             -----------        -----------        -----------
            Totals           $16,487,028        $29,663,443        $46,150,471
                             ===========        ===========        ===========


As of December 31, 2000, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows:

                                                Fixed              Variable
                                              Interest             Interest
                                                Rates                Rates            Total
                                                -----                -----            -----

Commercial, financial and agricultural
1 to 5 years                                  $6,761,361        $  802,897        $7,564,258
Over 5 years                                  $  256,273              --          $  256,273

Real estate construction

1 to 5 years                                        --          $4,266,909        $4,266,909
Over 5 years                                        --                --                --

TABLE 4


LOAN PORTFOLIO (CONTINUED)

The following summarizes past-due and non-accrual loans, other real estate and repossessions and income that would have been reported on non-accrual loans as of December 31, 2000, 1999, 1998, 1997, and 1996:

                                                                              December 31,
                                                     2000            1999           1998           1997          1996
                                                     ----            ----           ----           ----          ----

Other real estate and repossessions                  37,265         53,398          40,000         40,000        40,000
Accruing loans 90 days or more past due                 586              -             530          -             -
Non-accrual loans                                   217,919         25,010          30,571          4,000       278,000
Interest on non-accrual  loans which would
have been reported                                    7,200            200           1,500            200        19,000


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

TABLE 5
ALLOWANCE FOR LOAN LOSSES

The following table summarizes information concerning the allowance for loan losses:

                                                           2000           1999            1998             1997            1996
                                                                       (Amounts are presented in thousands)
Balance at beginning of year                             $ 1,469         $ 1,427         $ 1,363          $ 1,202         $ 1,020
Charges-offs:
     Commerce, financial and agricultural                     69              29              18                4              83
     Installment                                              29              74              74               30              47
                                                         -------         -------         -------          -------         -------
         Total charge-offs                                    98             103              92               34             130
                                                         -------         -------         -------          -------         -------
Recoveries:
     Commerce, financial and agricultural                     31              17              73                4               5
     Installment                                              19              12              23               25              26
                                                         -------         -------         -------          -------         -------
         Total recoveries                                     50              29              96               29              31
                                                         -------         -------         -------          -------         -------
Net charge-offs (recoveries)                                  48              74              (4)               5              99

Provisions charged to operations                             387             116              60              166             281
                                                         -------         -------         -------          -------         -------
Balance at end of year                                   $ 1,808         $ 1,469         $ 1,427          $ 1,363         $ 1,202
                                                         =======         =======         =======          =======         =======


Ratios of net charge-offs (recoveries) during the
     period to average loans outstanding during
     the period                                              .04%            .09%           (.01%)            .01%            .15%
                                                         =======         =======         =======          =======         =======

The Company has a dedicated loan review function. All loans $250,000 or more are reviewed annually and placed into various loan grading categories which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review function to ensure early identification of deterioration. The formal allowance for loan loss adequacy test is performed at each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

TABLE 6
DEPOSITS

The average balance of the deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.


                                                                        December 31,
                                             2000                           1999                           1998
                                  --------------------------   ---------------------------       --------------------------
Deposits:
Non-interest bearing demand       $  19,513,375       --       $ 18,275,259          --          $  15,970,054         --
Interest bearing demand              35,981,339      3.28%       35,025,775          2.99%          26,784,495        2.88%
Savings                               9,579,717      2.04%        9,606,416          2.00%           8,741,058        2.33%

Time                                 74,724,850      5.94%       57,723,166          5.27%          53,995,027        5.64%
                                 --------------      ----      ------------          ----         ------------        ----

                                 $  139,799,281                $120,630,616                      $ 105,490,634
                                 ==============                ============                      =============



Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2000 are summarized as follows:

Within 3 months                                           $ 4,481,527
After 3 through 6 months                                    4,985,821
After 6 through 12 months                                   7,818,151
After 12 months                                             6,857,769
                                                         ------------
                                                         $ 24,143,268
                                                         ============

TABLE 7
SELECTED RATIOS

The following table sets out certain ratios of the Company for the years indicated.

                                             2000          1999           1998
                                             ----          ----           ----
Net income to:
     Average stockholders' equity           17.46%        16.66%        16.61%
     Average assets                          1.53%         1.63%         1.71%
Dividends to net income                     40.13%        40.85%        35.43%
Average equity to average assets             8.79%         9.77%        10.28%

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information contained under the headings "Information About Nominees For Directors and Executive Officers," and "Compliance with Section 16(a)" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held on May 7, 2001 to be filed with the Securities and Exchange Commission ("SEC"), is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Bank's annual meeting of shareholders to be held on May 7, 2001, to be filed with the SEC, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Beneficial Ownership of Securities and Voting Rights" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company 's annual meeting of shareholders to be held on May 7, 2001, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Relationships and Related Transaction" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all the Company 's annual meeting of shareholders to be held on May 7, 2001, to be filed with the SEC, is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      Financial Statements.
                  ---------------------

                  The following  financial  statements  and notes thereto of the
              Registrant are located beginning at page F-1 of this Form 10-KSB pursuant to Item 7 of this Report:

                  1.    Report of Independent Certified Public Accountants
                  2.    Balance Sheets  - December 31, 2000 and 1999
                  3.    Statements of Earnings
                           For the Years Ended December 31, 2000, 1999, and 1998
                  4.    Statements of Changes in Stockholders Equity
                           For the Years Ended December 31, 2000, 1999, and 1998
                  5.    Statements of Cash Flows
                           For the Years Ended December 31, 2000, 1999, and 1998
                  6.    Notes to Financial Statements

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



         (b)      REPORTS ON FORM 8-K.

         The Bank did not file any reports on Form 8-k during the fourth quarter of 2000.

                          OCONEE FINANCIAL CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

                         Index to Financial Statements


Report of Independent Certified Public Accountants                     F-2
Consolidated Balance Sheets December 31, 2000 and 1999                 F-3
Consolidated Statements of Earnings for the years
   ended December 31, 2000, 1999 and 1998                              F-4
Consolidated Statements of Comprehensive Income for the
   years ended December 31, 2000, 1999 and 1998                        F-5
Consolildated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 2000, 1999 and 1998                F-6
Consolidated Statements of Cash Flows for the years
   ended December 31, 2000, 1999 and 1998                              F 7-8
Notes to Consolidated Financial Statements                             F 9-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Oconee Financial Corporation:


We have audited the accompanying consolidated balance sheets of Oconee Financial Corporation and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Financial Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


/s/Porter Keadle Moore, LLP


Atlanta, Georgia
February 23, 2001

                                            OCONEE FINANCIAL CORPORATION

                                            CONSOLIDATED BALANCE SHEETS

                                             DECEMBER 31, 2000 AND 1999

                                                       Assets

                                                                                     2000                 1999
                                                                                 ------------         ------------

Cash and due from banks, including reserve
   requirements of $1,111,000 and $1,453,000                                    $   4,992,978             6,437,789
Interest-bearing deposits with banks                                                  100,000                  --
Federal funds sold                                                                 16,990,000             9,690,000
                                                                                -------------         -------------
           Cash and cash equivalents                                               22,082,978            16,127,789
Investment securities available for sale                                           30,057,198            37,257,013
Other investments                                                                     765,429               492,629
Mortgage loans held for sale                                                        2,278,613             1,867,390
Loans, net                                                                        121,533,384            91,861,151
Premises and equipment, net                                                         2,218,729             1,625,990
Accrued interest receivable and other assets                                        2,988,828             2,906,606
                                                                                -------------         -------------

                                                                                $ 181,925,159           152,138,568
                                                                                =============         =============

                                        Liabilities and Stockholders' Equity

Deposits:
   Demand                                                                       $  20,064,661            18,735,537
   Interest-bearing demand                                                         37,189,965            37,398,067
   Savings                                                                          7,997,824            11,190,553
   Time                                                                            85,285,167            69,203,052
                                                                                -------------         -------------

           Total deposits                                                         150,537,617           136,527,209

Securities sold under repurchase agreements                                           836,087               865,908
Federal Home Loan Bank advances                                                    13,300,000                  --
Accrued interest payable and other liabilities                                      2,196,120             1,730,832
                                                                                -------------         -------------

           Total liabilities                                                      166,869,824           139,123,949
                                                                                -------------         -------------

Stockholders' equity:
   Common stock, par value $10, authorized 300,000 shares,
     issued and outstanding 179,977 in 2000 and 179,994 in 1999                     1,799,770             1,799,940
   Additional paid-in capital                                                       4,246,832             4,249,160
   Retained earnings                                                                9,178,677             7,701,769
   Accumulated other comprehensive loss                                              (169,944)             (736,250)
                                                                                -------------         -------------

           Total stockholders' equity                                              15,055,335            13,014,619
                                                                                -------------         -------------

                                                                                $ 181,925,159           152,138,568
                                                                                =============         =============





See accompanying notes to consolidated financial statements.

                                                    OCONEE FINANCIAL CORPORATION

                                                 CONSOLIDATED STATEMENTS OF EARNINGS

                                        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                               2000                   1999                   1998
                                                                           ------------           ------------          ------------
Interest income:
   Interest and fees on loans                                              $ 11,518,428              8,379,754             7,676,432
   Interest on federal funds sold                                               404,551                294,214               340,869
   Interest on investment securities:
     U. S. Treasuries                                                            12,256                116,719               204,356
     U. S. Government agencies                                                1,344,374              1,046,094               847,531
     State, county and municipal                                                752,648                808,336               704,153
   Interest on interest bearing deposits                                          5,206                    303                  --
                                                                           ------------           ------------          ------------
              Total interest income                                          14,037,463             10,645,420             9,773,341
                                                                           ------------           ------------          ------------

Interest expense:
   Interest-bearing demand deposits                                           1,180,610              1,045,860               771,894
   Savings deposits                                                             195,484                192,028               203,929
   Time deposits                                                              4,435,334              3,041,875             3,043,214
    Federal Home Loan Bank advances                                             303,995                   --                    --
   Other                                                                         74,903                 34,502                20,499
                                                                           ------------           ------------          ------------

              Total interest expense                                          6,190,326              4,314,265             4,039,536
                                                                           ------------           ------------          ------------

              Net interest income                                             7,847,137              6,331,155             5,733,805

Provision for loan losses                                                       386,600                116,000                60,720
                                                                           ------------           ------------          ------------

              Net interest income after provision for loan losses             7,460,537              6,215,155             5,673,085
                                                                           ------------           ------------          ------------

Other income:
   Service charges                                                              780,368                664,279               659,014
   Gain (loss) on sale of securities                                           (161,867)                 9,171                14,250
    Mortgage banking income                                                     487,938                327,162               406,033
   Miscellaneous                                                                310,208                327,649               203,997
                                                                           ------------           ------------          ------------

              Total other income                                              1,416,647              1,328,261             1,283,294
                                                                           ------------           ------------          ------------

Other expenses:
   Salaries and employee benefits                                             3,205,107              2,663,419             2,418,512
   Occupancy                                                                    727,866                543,808               516,428
   Other operating                                                            1,413,242              1,299,133             1,174,378
                                                                           ------------           ------------          ------------

              Total other expenses                                            5,346,215              4,506,360             4,109,318
                                                                           ------------           ------------          ------------

              Earnings before income taxes                                    3,530,969              3,037,056             2,847,061

Income tax expense                                                            1,064,187                833,729               815,167
                                                                           ------------           ------------          ------------

              Net earnings                                                 $  2,466,782              2,203,327             2,031,894
                                                                           ============           ============          ============

              Net earnings per share                                       $      13.71                  12.24                 11.29
                                                                           ============           ============          ============

              Weighted average shares outstanding                               179,977                179,998               180,000
                                                                           ============           ============          ============

See accompanying notes to consolidated financial statements.

                                                    OCONEE FINANCIAL CORPORATION

                                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                      2000              1999               1998
                                                                                   ----------        ----------         ----------

Net earnings                                                                       $2,466,782         2,203,327          2,031,894
                                                                                   ----------        ----------         ----------

Other comprehensive income, net of income taxes:
  Unrealized gains on securities available for sale:

   Holding gains (losses) arising during period,
      net of tax of $285,057, $(477,457) and $(3,515)                                 465,884          (780,332)            (5,744)
   Reclassification adjustment for losses (gains) included in net
      earnings, net of tax of $61,445, $(3,481) and $(5,410)                          100,422            (5,690)            (8,840)
                                                                                   ----------        ----------         ----------

           Total other comprehensive income (loss)                                    566,306          (786,022)           (14,584)
                                                                                   ----------        ----------         ----------

Comprehensive income                                                               $3,033,088         1,417,305          2,017,310
                                                                                   ==========        ==========         ==========


See accompanying notes to consolidated financial statements.

                                                    OCONEE FINANCIAL CORPORATION

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                  Accumulated
                                                               Additional                           Other
                                               Common           Paid-In           Retained       Comprehensive
                                               Stock            Capital            Earnings           Income              Total
                                            -----------       -----------        -----------       -----------         -----------
Balance, December 31, 1997                  $ 1,800,000         4,250,000          5,086,518            64,356          11,200,874

Cash dividends declared
  ($4.00) per share                                --                --             (720,000)             --              (720,000)

Net earnings                                       --                --            2,031,894              --             2,031,894

Change in net unrealized gain (loss)
  on investment securities available
  for sale, net of tax                             --                --                 --             (14,584)            (14,584)
                                            -----------       -----------        -----------       -----------         -----------

Balance, December 31, 1998                    1,800,000         4,250,000          6,398,412            49,772          12,498,184

January 1, 1999 conversion of
  1 share of Oconee State Bank
  stock for 1 share of Oconee
  Financial Corporation stock                      --                --                 --                --                  --

Purchase and retirement of common
    stock                                           (60)             (840)              --                --                  (900)

Cash dividends declared
  ($5.00) per share                                --                --             (899,970)             --              (899,970)

Change in net unrealized gain (loss)
  on investment securities available
  for sale, net of tax                             --                --                 --            (786,022)           (786,022)

Net earnings                                       --                --            2,203,327              --             2,203,327
                                            -----------       -----------        -----------       -----------         -----------

Balance, December 31, 1999                    1,799,940         4,249,160          7,701,769          (736,250)         13,014,619

Purchase and retirement of common
     stock                                         (170)           (2,328)              --                --                (2,498)

Cash dividends declared
  ($5.50) per share                                --                --             (989,874)             --              (989,874)

Net earnings                                       --                --            2,466,782              --             2,466,782

Change in net unrealized gain (loss)
  on investment securities available
  for sale, net of tax                             --                --                 --             566,306             566,306
                                            -----------       -----------        -----------       -----------         -----------

Balance, December 31, 2000                  $ 1,799,770         4,246,832          9,178,677          (169,944)         15,055,335
                                            ===========       ===========        ===========       ===========         ===========


See accompanying notes to consolidated financial statements.

                                                    OCONEE FINANCIAL CORPORATION

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                          2000                   1999               1998
                                                                      ------------          ------------         ------------
Cash flows from operating activities:
   Net earnings                                                       $  2,466,782            2,203,327            2,031,894
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation, amortization and accretion                            306,446              248,192              214,733
       Provision for loan losses                                           386,600              116,000               60,720
       Provision for deferred taxes                                       (120,110)             (24,203)             (11,509)
       Loss (gain) on sale of investment securities                        161,867               (9,171)             (14,250)
       Loss (gain) on sale of premises and equipment                        (1,500)                --                 21,428
       Change in:
         Accrued interest receivable                                      (361,304)            (256,152)            (178,321)
         Accrued interest payable                                          248,328              138,876              (33,326)
         Other assets                                                       49,951              (56,104)             (14,890)
         Other liabilities                                                 127,056              (63,856)              50,353
         Mortgage loans held for sale                                     (411,223)             (32,090)          (1,173,453)
                                                                      ------------         ------------         ------------

                Net cash provided by operating activities                2,852,893            2,264,819              953,379
                                                                      ------------         ------------         ------------

Cash flows from investing activities:
   Purchase of other investments                                          (272,800)             (39,800)             (27,000)
   Purchase of investment securities available for sale                 (2,950,769)         (10,236,926)         (13,590,609)
   Purchase of investment securities held to maturity                         --             (1,854,069)          (2,602,423)
   Proceeds from calls and maturities of investment securities
     available for sale                                                  2,077,390            4,788,162            7,683,927
   Proceeds from calls and maturities of investment securities
     held to maturity                                                         --                500,000              575,900
   Proceeds from sales of investment securities available
     for sale                                                            8,847,572            3,130,054            2,503,305
   Proceeds from sales of investment securities
     held to maturity                                                         --                505,000                 --
   Net change in loans                                                 (30,058,833)         (16,624,687)          (4,502,826)
   Purchases of premises and equipment                                    (922,619)            (367,136)            (241,276)
   Proceeds from sales of premises and equipment                             1,500                 --                   --
   Proceeds from sales of other real estate                                  2,736                 --                   --
                                                                      ------------         ------------         ------------

                Net cash used by investing activities                  (23,275,823)         (20,199,402)         (10,201,002)
                                                                      ------------         ------------         ------------

Cash flows from financing activities:
   Net change in deposits                                               14,010,408           20,407,021           11,530,281
   Net change in securities sold under repurchase agreements               (29,821)             307,739              199,333
   Net change in Federal Home Loan Bank advances                        13,300,000                 --                   --
   Dividends paid                                                         (899,970)            (720,000)            (594,000)
   Purchase and retirement of stock                                         (2,498)                (900)                --
                                                                      ------------         ------------         ------------
                Net cash provided by financing activities               26,378,119           19,993,860           11,135,614
                                                                      ------------         ------------         ------------

Net increase in cash and cash equivalents                                5,955,189            2,059,277            1,887,991

Cash and cash equivalents at beginning of year                          16,127,789           14,068,512           12,180,521
                                                                      ------------         ------------         ------------

Cash and cash equivalents at end of year                              $ 22,082,978           16,127,789           14,068,512
                                                                      ============         ============         ============

                                                    OCONEE FINANCIAL CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                           2000              1999           1998
                                                                                        ---------         ---------      ----------
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
     Interest                                                                           $5,941,998        4,175,389       4,072,862
     Income taxes                                                                       $  869,000          629,000         773,000

Noncash investing and financing activities:
   Change in net unrealized loss on investment
     securities available for sale, net of tax                                          $  566,306          786,022         (14,584)
   Change in dividends payable                                                          $   89,904          179,970         126,000
   Transfer of investment securities held to maturity to
     available for sale                                                                 $     --         16,159,794            --

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

      Principles of Consolidation
      ---------------------------

      The consolidated financial statements include the financial statements of Oconee Financial Corporation and its wholly owned subsidiary, Oconee State Bank (collectively called the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation for 2000 and 1999.

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

      Cash and Cash Equivalents
      -------------------------

      For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and federal funds sold.

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

                          OCONEE FINANCIAL CORPORATION

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      Other Investments
      -----------------

      Other investments include Federal Home Loan Bank stock and other equity securities with no readily determinable fair value. These investment securities are carried at cost.

      Mortgage Loans Held for Sale
      ----------------------------

      Mortgage loans held for sale are carried at the lower of aggregate cost or market value. At December 31, 2000 and 1999, the cost of mortgage loans held for sale approximates the market value.

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

         Buildings and improvements                            5 - 40 years
         Furniture and equipment                               3 - 10 years

                          OCONEE FINANCIAL CORPORATION

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

      Profit Sharing Plan
      -------------------

      The Company has a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The total contribution by the Company for 2000, 1999 and 1998 was approximately $180,900, $127,100 and $203,200, respectively.

      Mortgage Banking Income
      -----------------------

      Mortgage banking income represents net gains from the sale of mortgage loans and fees received from borrowers and loan investors related to the Bank's origination of single-family residential mortgage loans.

      Net Earnings Per Common Share
      -----------------------------

      Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Company had no potential common shares outstanding during 2000, 1999 and 1998.

      Reclassification
      ----------------

      Reclassifications of certain amounts in the 1999 and 1998 financial statements have been made to conform with the financial statement presentation for 2000. The reclassifications have no effect on net earnings or shareholders' equity as previously reported.

      Derivative Instruments and Hedging Activities
      ---------------------------------------------

      Effective July 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. At the date of initial application, an entity may transfer any held to maturity security into the available for sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. In 1999, the Company transferred all held to maturity investment securities to available for sale under this provision of SFAS No. 133. The held to maturity securities had amortized costs of approximately $16,160,000 and net unrealized loss of approximately $41,000. The result of the transfer was to decrease stockholders' equity by approximately $22,000, which represented the net of tax effect of the unrealized losses associated with the held to maturity investments transferred.

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

(3)   INVESTMENT SECURITIES

      Investment securities available for sale at December 31, 2000 and 1999 are as follows:

                                                                        December 31, 2000
                                              -------------------------------------------------------------------
                                                                    Gross            Gross            Estimated
                                               Amortized         Unrealized        Unrealized            Fair
                                                 Cost              Gains             Losses              Value
                                             -----------        -----------        -----------        -----------
          U.S. Treasuries and
          Government agencies                $ 9,543,711             34,544            129,739          9,448,516
          State, county and municipal         12,739,772            128,240            129,368         12,738,644
          Mortgage-backed securities           8,047,641               --              177,603          7,870,038
                                             -----------        -----------        -----------        -----------


          Total                              $30,331,124            162,784            436,710         30,057,198
                                             ===========        ===========        ===========        ===========


                                                                        December 31, 1999
                                              -------------------------------------------------------------------
                                                                    Gross            Gross            Estimated
                                               Amortized         Unrealized        Unrealized            Fair
                                                 Cost              Gains             Losses              Value
                                             -----------        -----------        -----------        -----------
          U.S. Treasuries and
          Government agencies                $ 8,377,169             35,759            164,867          8,248,061
          State, county and municipal         16,698,398             48,493            633,186         16,113,705
          Mortgage-backed securities          13,368,181              2,665            475,599         12,895,247
                                             -----------        -----------        -----------        -----------

          Total                              $38,443,748             86,917          1,273,652         37,257,013
                                             ===========        ===========        ===========        ===========

       The amortized cost and fair value of investment securities available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized      Estimated
                                                         Cost        Fair Value
                                                      ---------      ---------

               Due within one year                   $  449,909        450,256
               Due from one to five years             3,834,877      3,843,116
               Due from five to ten years             8,364,554      8,311,237
               Due after ten years                    9,634,143      9,582,551
               Mortgage-backed securities             8,047,641      7,870,038
                                                      ---------      ---------

                                                   $ 30,331,124     30,057,198
                                                     ==========     ==========

       Proceeds from sales of securities available for sale during 2000 were $8,847,572. Gross gains of $2,861 along with gross losses of $164,728 were realized on 2000 sales. Proceeds from sales of securities available for sale during 1999 were $3,130,054. Gross gains of $7,895 and gross losses of $7,546 were realized on 1999 sales. Proceeds from sales of securities available for sale during 1998 were $2,503,305. Gross gains of $14,695 and gross losses of $445 were realized on 1998 sales.

                          OCONEE FINANCIAL CORPORATION

(3)    INVESTMENT SECURITIES, CONTINUED

       During 1999, the Company determined that a municipal bond classified as held to maturity was deemed an unacceptable investment security for banks by the DBF. The bond was sold during 1999 for $505,000. A gain of $8,822 was realized on the sale.

       Securities with a carrying value of approximately $16,817,000 and $14,747,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes as required by law.

(4)    LOANS

       Major classifications of loans at December 31, 2000 and 1999 are summarized as follows:

                                                            2000                1999
                                                        ------------        ------------

          Commercial, financial and agricultural        $ 16,487,028          12,714,342
          Real estate - mortgage                          64,214,266          40,222,371
          Real estate - construction                      29,663,443          28,310,935
          Consumer                                        12,976,318          12,082,629
                                                        ------------        ------------

                Total loans                              123,341,055          93,330,277
          Less allowance for loan losses                   1,807,671           1,469,126
                                                        ------------        ------------
                Total net loans                         $121,533,384          91,861,151
                                                        ============        ============

       The Bank grants loans and extensions of credit primarily to individuals and a variety of firms and corporations located in certain Georgia counties including Oconee and Clarke. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

       Changes in the allowance for loan losses were as follows:


                                                                  2000                1999                1998
                                                              -----------         -----------         -----------
          Balance at beginning of year                        $ 1,469,126           1,427,420           1,362,530
          Amounts charged off                                     (97,676)           (102,981)            (91,925)
          Recoveries on amounts previously charged off             49,621              28,687              96,095
          Provision for loan losses                               386,600             116,000              60,720
                                                              -----------         -----------         -----------

          Balance at end of year                              $ 1,807,671           1,469,126           1,427,420
                                                              ===========         ===========         ===========

(5)   PREMISES AND EQUIPMENT

      Major classifications of premises and equipment are summarized as follows:

                                                  2000              1999
                                               ---------          ---------
          Land                                 $  459,929           459,929
          Buildings and improvements            1,796,481         1,721,021
          Furniture and equipment               2,321,947         1,502,881
                                               ----------        ----------
                                                4,578,357         3,683,831
          Less accumulated depreciation         2,359,628         2,057,841
                                               ----------        ----------
                                               $2,218,729         1,625,990
                                               ==========        ==========

      Depreciation expense was $329,780, $235,802 and $222,525 for the years ended December 31, 2000, 1999 and 1998, respectively.

                          OCONEE FINANCIAL CORPORATION

(6)   DEPOSITS

      The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were approximately $24,143,000 and $10,182,000 at December 31, 2000 and 1999, respectively.

      At December 31, 2000, the scheduled maturities of certificates of deposits are as follows:

                2001                                      $     63,378,709
                2002                                            19,969,338
                2003                                               826,902
                2004                                               520,003
                2005 and thereafter                                590,215
                                                              ------------
                                                          $     85,285,167
                                                              ============
(7)   INCOME TAXES

      The components of income tax expense in the statements of earnings are as follows:

                                              2000                1999               1998
                                          -----------         -----------         -----------
          Current                         $ 1,184,297             857,932             826,676
          Deferred                           (120,110)            (24,203)            (11,509)
                                          -----------         -----------         -----------

          Total income tax expense        $ 1,064,187             833,729             815,167
                                          ===========         ===========         ===========


      The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                        2000                1999               1998
                                                    -----------         -----------         -----------
          Pretax income at statutory rates          $ 1,200,529           1,032,599             968,000
          Add (deduct):
          Tax exempt interest income                   (258,405)           (279,293)           (243,794)
          Non-deductible interest expense                38,178              34,719              37,162
          State taxes, net of federal effect             78,896              69,836              56,488
          Other                                           4,989             (24,132)             (2,689)
                                                    -----------         -----------         -----------

                                                    $ 1,064,187             833,729             815,167
                                                    ===========         ===========         ===========

      The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset. The net deferred tax asset is a component of other assets at December 31, 2000 and 1999.

                                                                                      2000              1999
                                                                                   ---------         ---------
          Deferred income tax assets:
              Allowance for loan losses                                            $ 599,990           471,478
              Other real estate                                                       25,952            25,952
              Unrealized losses on investment securities available for sale          103,982           450,484
              Other                                                                    7,544            13,283
                                                                                   ---------         ---------
                      Total gross deferred income tax assets                         737,468           961,197
          Deferred income tax liabilities, consisting of
              premises and equipment                                                 (47,436)          (44,773)
                                                                                   ---------         ---------
                      Net deferred income tax asset                                $ 690,032           916,424
                                                                                   =========         =========

                          OCONEE FINANCIAL CORPORATION

(8)   FEDERAL HOME LOAN BANK ADVANCES

      The Bank has an agreement with the Federal Home Loan Bank ("FHLB") whereby the FHLB agreed to provide the Bank credit facilities under an Agreement for Advances and Security Agreement. Any amounts advanced by the FHLB are secured under a blanket floating lien on all of the Bank's 1-4 family first mortgage loans. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB. At December 31, 2000, the Bank had one advance outstanding in the amount of $13,300,000, which matures in August 2003, and calls for interest to be paid quarterly at a fixed rate of 6.34%. The Bank had no advances from the FHLB at December 31, 1999.

 (9)  RELATED PARTY TRANSACTIONS

      The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following is a summary of activity for related party loans for 2000:

             Beginning balance                               $ 2,503,000
             New loans                                         5,522,000
             Repayments                                       (4,014,000)
                                                               ---------

             Ending balance                                  $ 4,011,000
                                                               =========

      Deposits  with  related  parties  totaled  approximately   $5,710,000  and
      $5,142,000 as of December 31, 2000 and 1999, respectively.

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

      In most cases, the Company does require collateral or other security to support financial instruments with credit risk.


                                                                                           Contractual Amount

                                                                                           2000           1999
                                                                                           ----           ----

           Financial instruments whose contract amounts represent credit risk:
                Commitments to extend credit                                            $ 25,237,000     18,516,000
                Standby letters of credit and
                  financial guarantees written                                            $  736,000        609,000

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

                          OCONEE FINANCIAL CORPORATION

(10)  COMMITMENTS, CONTINUED

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The capital ratios for the Company are essentially the same as those of the Bank. Therefore, only the Bank's capital ratios are presented in the following table (in thousands):

                                                                                                          To Be Well
                                                                                                        Capitalized Under
                                                                               For Capital              Prompt Corrective
                                                        Actual               Adequacy Purposes          Action Provisions
                                                 -----------------------   ----------------------    ------------------------
                                                 Amount          Ratio     Amount           Ratio     Amount            Ratio
                                                -------          -------   -------          -----     -------           ------
          AS OF DECEMBER 31, 2000:
             Total Capital
               (to Risk-Weighted Assets)        $16,682          12.7%      $10,535          8.0%      $13,169          10.0%
             Tier 1 Capital
               (to Risk-Weighted Assets)        $15,036          11.4%      $ 5,268          4.0%      $ 7,901           6.0%
             Tier 1 Capital
               (to Average Assets)              $15,036           8.6%      $ 7,015          4.0%      $ 8,769           5.0%

          AS OF DECEMBER 31, 1999
             Total Capital
               (to Risk-Weighted Assets)        $14,966          14.6%      $ 8,226          8.0%      $10,283          10.0%
             Tier 1 Capital
               (to Risk-Weighted Assets)        $13,678          13.3%      $ 4,113          4.0%      $ 6,170           6.0%
             Tier 1 Capital
               (to Average Assets)              $13,678           9.2%      $ 5,962          4.0%      $ 7,452           5.0%

                          OCONEE FINANCIAL CORPORATION

(12)  DIVIDEND LIMITATIONS

      Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders and for other working capital needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year's net earnings, and the ratio of equity capital to total assets. Approximately $1,240,000 is available for payment of dividends from the Bank to the Company in 2001.

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

         Cash and Cash Equivalents
         -------------------------

         For cash, due from banks, interest bearing deposits with banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

         Investment Securities
         ---------------------

         Fair values for investment securities are based on quoted market prices.

         Other Investments
         -----------------

         The carrying amount of other investments approximates fair value.

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

         FHLB Advances
         -------------

         The fair value of FHLB advances is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings.

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

                          OCONEE FINANCIAL CORPORATION

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

         Limitations, continued
         -----------

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

      The carrying amount and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                                                      2000                            1999
                                                           --------------------------      -----------------------------
                                                             Carrying      Estimated        Carrying        Estimated
                                                              Amount       Fair Value        Amount         Fair Value
                                                           ----------      -----------      --------        ------------
                                                                  (In thousands)                   (In thousands)
          Assets:
            Cash and cash equivalents                       $ 22,083          22,083          16,128          16,128
            Investment securities available for sale        $ 30,057          30,057          37,257          37,257
            Loans and mortgage loans held for sale          $123,812         122,497          93,729          95,232
            Other investments                               $    765             765             493             493
          Liabilities:
            Deposits and securities sold under
                 repurchase agreement                       $151,374         151,507         137,393         137,409
            FHLB Advances                                   $ 13,300          13,503            --              --
          Unrecognized financial instruments:
            Commitments to extend credit                    $ 25,237          25,237          18,516          18,516
            Standby letters of credit                       $    736             736             609             609

 (14)  OTHER OPERATING EXPENSES

       Components of other operating expenses which are greater than 1% of interest income and other income are as follows:


                                                                                         2000          1999         1998
                                                                                         ----          ----         ----
       Postage expense                                                               $ 138,217       130,345      118,154

                          OCONEE FINANCIAL CORPORATION

(15)   OCONEE FINANCIAL CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION


                                 Balance Sheets

                           December 31, 2000 and 1999

                                     Assets

                                                   2000               1999
                                               -----------        -----------
          Cash                                 $ 1,174,375            970,959
          Investment in subsidiary              14,866,161         12,941,972
          Other assets                               7,544             10,959
                                               -----------        -----------
                                               $16,048,080         13,923,890
                                               ===========        ===========

                        Liabilities and Stockholders' Equity


          Other liabilities                    $   992,745            909,271
          Stockholders' equity                  15,055,335         13,014,619
                                               -----------        -----------
                                               $16,048,080         13,923,890
                                               ===========        ===========

                          OCONEE FINANCIAL CORPORATION

(15) OCONEE FINANCIAL CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION, CONTINUED

                                                     Statement of Earnings

                                         For the Years Ended December 31, 2000 and 1999


                                                                                 2000                1999
                                                                             -----------         -----------
          Dividends from subsidiary                                          $ 1,122,878           1,015,947

          Other expenses                                                          22,533              68,392
                                                                             -----------         -----------


               Earnings before income taxes and equity in
                 undistributed earnings of subsidiary                          1,100,345             947,555
                                                                             -----------         -----------
          Income tax benefit                                                       8,554              25,962


               Earnings before equity in undistributed earnings
                 of subsidiary                                                 1,108,899             973,517

          Equity in undistributed earnings of subsidiary                       1,357,883           1,229,810
                                                                             -----------         -----------

               Net earnings                                                  $ 2,466,782           2,203,327
                                                                             ===========         ===========

                                Statement of Cash Flows

                    For the Years Ended December 31, 2000 and 1999

                                                                                 2000                1999
                                                                             -----------         -----------
          Cash flows from operating activities:

            Net earnings                                                     $ 2,466,782           2,203,327
            Adjustments to reconcile net earnings
               to net cash provided by operating activities:
                 Equity in undistributed earnings of subsidiary               (1,357,883)         (1,229,810)
                 Change in:
                   Other assets                                                    3,415             (10,959)
                   Other liabilities                                              (6,430)              9,301
                                                                             -----------         -----------
                            Net cash provided by operating activities          1,105,884             971,859
                                                                             -----------         -----------
          Cash flows from financing activities:
             Dividends paid                                                     (899,970)               --
            Purchase and retirement of common stock                               (2,498)               (900)
                                                                             -----------         -----------

                            Net cash used by financing activities               (902,468)                (900)
                                                                             -----------         -----------

          Change in cash                                                         203,416             970,959
          Cash at beginning of year                                              970,959
                                                                             -----------         -----------
          Cash at end of year                                                $ 1,174,375             970,959
                                                                             ===========         ===========
          Supplemental disclosure of cash flow information:
            Noncash investing activities:
               Change in unrealized gain on securities
                 available for sale                                          $   566,306             786,022
               Change in dividends payable                                   $    89,904             899,970

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 28th of March, 2001.

                                           OCONEE STATE BANK

                                           (REGISTRANT)

                                           By:   /s/ B. Amrey Harden
                                              ---------------------------------
                                                    B. Amrey Harden
                                           Title:   President

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

         Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities indicated on the 28th day of March 2001.

Signature                                            Title
---------                                            -----
/s/ G. Robert Bishop                                 Director
-------------------------------------
G. Robert Bishop

/s/ Jimmmy L. Christopher                            Director
-------------------------------------
Jimmy L. Christopher

/s/ Douglas D. Dickens                               Chairman of the Board of Directors
-------------------------------------
Douglas D. Dickens

/s/ Walter T. Evans, Sr.                             Director
-------------------------------------
Walter T. Evans, Sr.

/s/ John A. Hale                                     Vice Chairman of the Board, Director
-------------------------------------
John A. Hale

/s/ B. Amrey Harden                                  President and Chief Executive Officer, Director
-------------------------------------
B. Amrey Harden

/s/ Donald L. Jesweak                                Senior Vice President and Senior Lending Officer
-------------------------------------
Donald L. Jesweak

/s/ Henry C. Maxey                                   Director
-------------------------------------
Henry C. Maxey

/s/ Carl R. Nichols                                  Director
-------------------------------------
Carl R. Nichols

/s/ Ann Breedlove Powers                             Director
-------------------------------------
Ann Breedlove Powers

/s/ Jerry K. Wages                                   Executive Vice President and Chief Financial
-------------------------------------                Officer, Corporate Secretary, and Director
Jerry K. Wages

/s/ Virginia S. Wells                                Director
------------------------------------
Virginia S. Wells