Form 10QSB
period 2001-03-31
OCONEE FINANCIAL CORP
filed 2001-05-14
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________to ________

Commission File number 000-25267

Oconee Financial Corporation

(Exact name of registrant as specified in its charter)

Georgia	58-2442250
(State of Incorporation)	(I.R.S. Employer Identification No.)

35 North Main Street
Watkinsville, Georgia	30677
(Address of principal	(Zip Code)
executive offices)

706-769-6611

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

YES     XX      NO

Common stock, par value $10 per share: 179,977 shares
outstanding as of May 7, 2001

	OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

	INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) at March 31, 2001	3

	Consolidated Statements of Earnings (unaudited) for the Three
	Months Ended March 31, 2001 and 2000	4

	Consolidated Statements of Comprehensive Income (unaudited)
	for the Three Months Ended March 31, 2001 and 2000	5

	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months Ended March 31, 2001 and 2000	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8-11

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2001
(Unaudited)

Assets

Cash and due from banks	$8,435,406
Federal funds sold	14,266,000
Investment securities available for sale
(amortized cost of $29,688,804)	29,982,263

Mortgage loans held for sale	3,385,753

Loans	132,067,980
Less: Allowance for loan losses	(1,624,908)

Loans, net	130,443,072

Premises and equipment, net	2,309,593
Accrued interest receivable and other assets	3,825,890

Total Assets	$192,647,977

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$19,913,783
Interest-bearing	141,260,228

Total Deposits	161,174,011

Securities sold under repurchase agreements	1,038,222
Federal Home Loan Bank Advances	13,300,000
Accrued interest payable and other liabilities	1,109,287

Total Liabilities	176,621,520

Stockholders’ equity:
Common stock, $10 par value;
authorized 300,000 shares;
issued and outstanding 179,977 shares	1,799,770
Additional paid-in capital	4,246,832
Retained earnings	9,797,793
Accumulated other comprehensive income	182,062

Total stockholders’ equity	16,026,457

Total liabilities and stockholders’ equity	$192,647,977

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings

For Each of the Three Months Ended March 31, 2001 and 2000
(Unaudited)

	2001	2000

Interest Income:
Loans	$3,349,236	$2,378,062
Investment securities:
Tax exempt	169,014	208,092
Taxable	265,315	387,275
Federal funds sold and other	226,620	103,000

Total interest income	4,010,185	3,076,429

Interest Expense:
Deposits	1,757,076	1,314,120
Other	220,172	8,515

Total interest expense	1,977,248	1,322,635

Net interest income	2,032,937	1,753,794

Provision for loan losses	75,000	51,900

Net interest income after provision for loan losses	1,957,937	1,701,894

Other Income:

Service charges on deposit accounts	233,017	185,619
Securities gains (losses), net	0	0
Other operating income	269,662	162,504

Total other income	502,679	348,123

Other Expense:
Salaries and other personnel expense	956,117	786,045
Net occupancy and equipment expense	188,068	179,312
Other operating expense	420,784	337,091

Total other expense	1,564,969	1,302,448

Earnings before income taxes	895,647	747,569

Income taxes	276,532	208,879

Net earnings	$619,115	$538,690

Net earnings per common share based on average outstanding
shares of 179,977 in 2001 and 179,979 in 2000:	$3.44	$2.99

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2001 and 2000
(Unaudited)

	2001	2000

Net earnings	$619,115	538,690

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax
of $215,378 and ($116,924)	352,006	(191,094)
Reclassification adjustments for (gains) losses included
in net earnings	0	0

Total other comprehensive income (loss)	352,006	(191,094)

Comprehensive income	$971,121	347,596

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For Each of the Three Months Ended March 31, 2001 and 2000
(Unaudited)

	2001	2000
Cash flows from operating activities:
Net earnings	$619,115	$538,690
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	75,000	51,900
Depreciation, amortization and accretion	89,016	68,447
Change in assets and liabilities:
Interest receivable and other assets	(102,450)	(133,803)
Interest payable and other liabilities	(208,357)	(99,629)
Mortgage loans held for sale	(1,107,140)	903,919

Net cash used by operating activities	(634,816)	1,329,524

Cash flows from investing activities:
Proceeds from maturities and paydowns of
investment securities available for sale	2,289,807	634,044
Purchases of investment securities available for sale	(1,645,877)	(2,950,769)
Net changes in loans	(9,057,852)	(6,011,013)
Purchases of premises and equipment	(181,490)	(294,406)

Net cash used by investing activities	(8,595,412)	(8,622,144)

Cash flows from financing activities:
Net change in deposits	10,636,394	3,595,754
Net change in securities sold under repurchase agreements	202,135	65,017
Dividends paid	(989,873)	(899,970)
Purchase and retirement of stock	0	(2,160)

Net cash provided by financing activities	9,848,656	2,758,641

Net increase (decrease) in cash and cash equivalents	618,428	(4,533,979)

Cash and cash equivalents at beginning of period	22,082,978	16,127,789

Cash and cash equivalents at end of period	$22,701,406	$11,593,810

Supplemental cash flow information:
Cash paid for interest	$1,194,778	$766,718
Cash paid for taxes	$268,280	$74,984

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$73,164	$-
Change in dividends payable	$989,873	$899,970

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The financial statements include the accounts of Oconee Financial Corporation (the “Corporation”) and its wholly-owned subsidiary, Oconee State Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Net earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Corporation had no potential common shares outstanding during 2001 and 2000.

(4)	Subsequent Event

On April 16, 2001, the Board of Directors of the Corporation declared a 5 for 1 stock split payable to shareholders of record on May 8, 2001. This stock split will be reflected in subsequent reports.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Although the Corporation believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Corporation operates); competition from other providers of financial services offered by the Corporation; government regulations and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Corporation’s credit customers, all of which are difficult to predict and which may be beyond the control of the Corporation. The Corporation undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

Total assets at March 31, 2001 were $192,647,977, representing a $10,722,818 (5.89%) increase from December 31, 2000. Deposits increased $10,636,394 (7.07%) from December 31, 2000. Loans increased $8,726,925 (7.08%). The increase in loan volume is due primarily to an increase in loans to finance commercial real estate. The allowance for loan losses at March 31, 2001 totaled $1,624,908, compared to the December 31, 2000 total of $1,807,671, representing 1.23% of total loans at March 31, 2001, compared to 1.47% at December 31, 2000. Cash and cash equivalents increased $618,428 from December 31, 2000.

The total of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due were $669,459 at March 31, 2001, representing an increase of $413,689 (161.74%) from December 31, 2000. This increase is primarily attributable to a $310,641 increase in nonaccruing loans and a $73,164 increase in other real estate loans. Nonaccrual loans represented 0.40% of total loans outstanding at March 31, 2001, compared to 0.18% of total loans outstanding at December 31, 2000. There were no related party loans which were considered nonperforming at March 31, 2001.

The Corporation’s subsidiary bank was most recently examined by its primary regulatory authority in October of 1999. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Company’s liquidity, capital resources or operations.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Results of Operations

Net interest income increased $279,143(15.92%) in the first three months of 2001 compared to the same period for 2000. Interest income for the first three months of 2001 was $4,010,185, representing an increase of $933,756 (30.35%) over the same period in 2000. Interest expense for the first three months of 2001 increased $654,613 (49.49%) compared to the same period in 2000. The increase in net interest income during the first three months of 2001 compared to the same period in 2000 is primarily attributable to the increase in the volume of loans. The increase in interest expense is primarily attributable to interest in the amount of $210,805 on a Federal Home Loan Bank advance that the Bank secured during 2000, as well as growth in the Bank’s deposits.

The Bank’s net interest margin for the first three months of 2001 was 4.88%, compared to 5.23% for the same time period during 2000. This decrease is primarily attributable to a 200 basis point decrease in the prime rate during the first three months of 2001.

The Bank analyzes its allowance for loan losses on a monthly basis. As of March 31, 2001, the provision for loan losses was $75,000, compared to $51,900 for the same period in 2000. The increase in the provision for loan losses is primarily attributable to growth in the loan portfolio. It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first three months of 2001 increased $154,556 (44.40%) compared to the first three months of 2000. This increase is attributable to a $78,463 increase in fee income on mortgage loans held for sale, as well as a $47,398 increase in service charges on deposit accounts. The increase in fee income on mortgage loans held for sale is due to an increase in the number of mortgage loans that the Bank originated during 2001 as a result of mortgage interest rates being lower during 2001. The increase in service charge income is due to an increase in fees on deposit accounts that the Bank implemented during the third quarter of 2000.

Other expenses for the three months of 2001 increased $262,521 (20.16%) compared to the first three months in 2000. The net increase is primarily attributable a 22% increase in salaries and benefits expense due to the addition of new employees in response to the growth of the Bank and to merit increases based on employee performance.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity

The Corporation must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Corporation keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Corporation to monitor its liquidity to meet regulatory requirements and their local funding requirements.

The Corporation maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $4,400,000. Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances up to $27,280,000. As of March 31, 2001, the Corporation had $13,300,000 in advances outstanding from the Federal Home Loan Bank. This advance matures August 25, 2003, and carries a fixed interest rate of 6.34%. It is secured by the Bank’s loans on 1 to 4 family residential properties.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Capital

The following tables present Oconee State Bank’s regulatory capital position at March 31, 2001, based on the regulatory capital requirements of federal banking agencies.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	11.4%
Tier 1 Capital minimum requirement	4.0%

Excess	7.4%

Total Capital, Actual	12.6%
Total Capital minimum requirement	8.0%

Excess	4.6%

Leverage Ratio

Tier 1 Capital to adjusted total assets
(Leverage Ratio)	8.5%
Minimum leverage requirement	3.0%

Excess	5.5%

PART II. OTHER INFORMATION

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY
Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities and Use of Proceeds
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
None
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

Date: May 10, 2001

By: /s/ Jerry K. Wages
Jerry K. Wages
Executive Vice-President and C.F.O.
(Principal Accounting Officer)

Date: May 10, 2001