Form 10QSB
period 2001-06-30
OCONEE FINANCIAL CORP
filed 2001-08-13
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

YES       XX       NO

Common stock, par value $2 per share: 899,885 shares
outstanding as of August 14, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet

June 30, 2001
(Unaudited)

Assets

Cash and due from banks	$7,850,213
Federal funds sold	10,449,000
Investment securities available for sale
(amortized cost of $33,592,993)	33,808,109

Mortgage loans held for sale	3,041,141

Loans	138,070,388
Less: Allowance for loan losses	(1,677,469)

Loans, net	136,392,919

Premises and equipment, net	2,269,649
Accrued interest receivable and other assets	4,241,439

Total Assets	$198,052,470

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$21,765,261
Interest-bearing	143,838,840

Total Deposits	165,604,101

Securities sold under repurchase agreements	1,330,966
Federal Home Loan Bank Advances	13,300,000
Accrued interest payable and other liabilities	1,313,381

Total Liabilities	181,548,448

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,885 shares	1,799,770
Additional paid-in capital	4,246,832
Retained earnings	10,323,962
Accumulated other comprehensive income	133,458

Total stockholders’ equity	16,504,022

Total liabilities and stockholders’ equity	$198,052,470

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Six Months Ended June 30, 2001 and 2000
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	2001	2000	2001	2000

Interest Income:
Loans	$3,365,848	$2,748,521	$6,715,084	$5,126,583
Investment securities:
Tax exempt	173,487	212,938	342,501	421,029
Taxable	306,441	384,426	571,756	771,701
Federal funds sold and other	155,528	66,681	382,151	169,682

Total interest income	4,001,304	3,412,566	8,011,492	6,488,995

Interest Expense:
Deposits	1,822,795	1,402,426	3,579,872	2,716,546
Other	224,475	15,342	444,647	23,857

Total interest expense	2,047,270	1,417,768	4,024,519	2,740,403

Net interest income	1,954,034	1,994,798	3,986,973	3,748,592

Provision for loan losses	75,000	51,900	150,000	103,800

Net interest income after provision for loan losses	1,879,034	1,942,898	3,836,973	3,644,792

Other Income:

Service charges on deposit accounts	282,182	221,138	515,199	406,756
Securities gains (losses), net	0	(98,063)	0	(98,063)
Other operating income	219,106	131,360	488,767	293,864

Total other income	501,288	254,435	1,003,966	602,557

Other Expense:
Salaries and other personnel expense	975,954	805,919	1,932,071	1,591,965
Net occupancy and equipment expense	213,699	193,103	401,767	372,415
Other operating expense	461,500	372,503	882,285	709,592

Total other expense	1,651,153	1,371,525	3,216,123	2,673,972

Earnings before income taxes	729,169	825,808	1,624,816	1,573,377

Income taxes	203,000	235,433	479,532	444,312

Net earnings	$526,169	$590,375	$1,145,284	$1,129,065

Earnings per common share based on average
outstanding shares of 899,885 in 2001 and 2000:	$0.58	$0.66	$1.27	$1.25

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

Net earnings	$1,145,284	1,129,065

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax
of $185,640 and $25,770	303,402	42,046
Reclassification adjustments for (gains) losses included
in net earnings, net of tax of $0 and ($37,263)	0	(60,800)

Total other comprehensive income (loss)	303,402	(18,754)

Comprehensive income	$1,448,686	1,110,311

          See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For Each of the Six Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000
Cash flows from operating activities:
Net earnings	$1,145,284	$1,129,065
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	150,000	103,800
Depreciation, amortization and accretion	154,380	146,371
Loss on sale of investment securities	0	98,063
Change in assets and liabilities:
Interest receivable and other assets	(591,164)	(143,248)
Interest payable and other liabilities	25,476	154,897
Mortgage loans held for sale	(762,528)	(956,222)

Net cash provided by operating activities	121,448	532,726

Cash flows from investing activities:
Proceeds from maturities and paydowns of
investment securities available for sale	882,494	1,472,194
Proceeds from sales and calls of investment securities
available for sale	4,307,863	5,706,563
Purchases of investment securities available for sale	(8,421,835)	(2,950,769)
Net change in loans	(15,009,535)	(23,140,328)
Purchases of premises and equipment	(235,690)	(512,587)

Net cash used by investing activities	(18,476,703)	(19,424,927)

Cash flows from financing activities:
Net change in deposits	15,066,484	7,679,781
Net change in securities sold under repurchase agreements	494,879	507,339
Dividends paid	(989,873)	(899,970)
Purchase and retirement of stock	0	(2,160)

Net cash provided by financing activities	14,571,490	7,284,990

Net decrease in cash and cash equivalents	(3,783,765)	(11,607,211)

Cash and cash equivalents at beginning of period	22,082,978	16,127,789

Cash and cash equivalents at end of period	$18,299,213	$4,520,578

Supplemental cash flow information:
Cash paid for interest	$3,198,356	$2,205,217
Cash paid for taxes	$564,366	$484,378

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$73,164	$–
Financed sale of other real estate owned	$73,164	$–
Change in dividends payable	$989,873	$899,970

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

(4)      Stock Split

On April 16, 2001, the Board of Directors of the Corporation declared a 5 for 1 stock split payable to shareholders of record on May 8, 2001. All share and per share amounts have been changed to reflect the stock split as if it had occurred on December 31, 1999.

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

Financial Condition

Total assets at June 30, 2001 were $198,052,470, representing a $16,127,311 (8.86%) increase from December 31, 2000. Deposits increased $15,066,484 (10.01%) from December 31, 2000. Loans increased $14,729,333 (11.94%). The increase in loan volume is due primarily to an increase in loans to finance commercial real estate. The allowance for loan losses at June 30, 2001 totaled $1,677,469, compared to the December 31, 2000 total of $1,807,671, representing 1.21% of total loans at June 30, 2001, compared to 1.47% at December 31, 2000. Cash and cash equivalents decreased $3,783,765 from December 31, 2000.

The total of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due were $532,082 at June 30, 2001, representing an increase of $276,312 (108.03%) from December 31, 2000. This increase is primarily attributable to a $239,619 increase in nonaccruing loans and a $36,537 increase in repossessed collateral. Nonaccrual loans represented 0.33% of total loans outstanding at June 30, 2001, compared to 0.18% of total loans outstanding at December 31, 2000. There were no related party loans which were considered nonperforming at June 30, 2001.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Results of Operations

Net interest income increased $238,381 (6.36%) in the first six months of 2001 compared to the same period for 2000. Interest income for the first six months of 2001 was $8,011,492, representing an increase of $1,522,497 (23.46%) over the same period in 2000. Interest expense for the first six months of 2001 increased $1,284,116 (46.86%) compared to the same period in 2000. The increase in net interest income during the first six months of 2001 compared to the same period in 2000 is primarily attributable to the increase in the volume of loans. The increase in interest expense is primarily attributable to interest in the amount of $423,952 on a Federal Home Loan Bank advance that the Bank secured during 2000, as well as growth in the Bank’s deposits.

The Bank’s net interest margin for the first six months of 2001 was 4.64%, compared to 5.48% for the same time period during 2000. This decrease is primarily attributable to a 275 basis point decrease in the prime rate during the first six months of 2001.

The Bank analyzes its allowance for loan losses on a monthly basis. As of June 30, 2001, the provision for loan losses was $150,000, compared to $103,800 for the same period in 2000. The increase in the provision for loan losses is primarily attributable to growth in the loan portfolio. It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first six months of 2001 increased $401,409 (66.62%) compared to the first six months of 2000. This increase is attributable to a $211,719 increase in fee income on mortgage loans held for sale, as well as an $87,943 increase in service charges on deposit accounts. The increase in fee income on mortgage loans held for sale is due to an increase in the number of mortgage loans that the Bank originated during 2001 as a result of mortgage interest rates being lower during 2001. The increase in service charge income is due to an increase in fees on deposit accounts that the Bank implemented during the third quarter of 2000.

Other expenses for the six months of 2001 increased $542,151 (20.28%) compared to the first six months in 2000. The net increase is primarily attributable a 21% increase in salaries and benefits expense due to the addition of new employees in response to the growth of the Bank and to merit increases based on employee performance.

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

The Corporation maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $4,400,000. Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances up to $27,280,000. As of June 30, 2001, the Corporation had $13,300,000 in advances outstanding from the Federal Home Loan Bank. This advance matures August 25, 2003, and carries a fixed interest rate of 6.34%. It is secured by the Bank’s loans on 1 to 4 family residential properties.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Capital

The following tables present Oconee State Bank’s regulatory capital position at June 30, 2001, based on the regulatory capital requirements of federal banking agencies.

Risk-Based Capital Ratios
Tier 1 Capital, Actual	10.5%
Tier 1 Capital minimum requirement	4.0%

Excess	6.5%

Total Capital, Actual	11.6%
Total Capital minimum requirement	8.0%

Excess	3.6%

Leverage Ratio

Tier 1 Capital to adjusted total assets
(Leverage Ratio	8.3%

Minimum leverage requirement	3.0%

Excess	5.3%

PART II. OTHER INFORMATION

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Item 1.	Legal Proceedings

	None

Item 2.	Changes in Securities and Use of Proceeds

	None

Item 3.	Defaults Upon Senior Securities

	None

Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	Oconee Financial Corporation’s annual meeting of stockholders was held on May 7, 2001.

	(b)	The following is a summary of matters submitted to a vote of security holders:

		1.	The election * of the following directors to serve the current year term:

			G. Robert Bishop	Henry C. Maxey
			Jimmy L. Christopher	Carl R. Nichols
			Douglas D. Dickens	Ann B. Powers
			Walter T. Evans, Sr.	Jerry K. Wages
			John A. Hale	Virginia S. Wells
			B. Amrey Harden

			A tabulation of votes concerning the above issue is as follows:

			Shares voted by proxy in favor	132,055
			Shares voted in person in favor	2,217
			Shares voted in person against	0
			Shares abstained from voting	0

			Total shares represented	144,272
			Total shares outstanding	179,979

			* Directors were elected by slate, not individually. Vote tabulation is therefore by slate.

2.	The adoption of the following amendments to the bylaws of the corporation:

	(1)

Proposal to amend the Bylaws regarding the annual meeting that: (i) allows the Board of Directors to set the time and date for the annual meetings; and (ii) establishes a procedure regarding business that may be considered at annual meetings.

		Shares voted in favor	143,200
		Shares voted against	274
		Shares abstained from voting	798

	(2)	Proposal to amend the Bylaws to set forth a procedure by which shareholders may nominate directors.

		Shares voted in favor	139,733
		Shares voted against	127
		Shares abstained from voting	4,412

	(3)	Proposal to amend the Bylaws to allow the number of directors of the Corporation to be set by the resolution of the Board of Directors or by action of the shareholders.

		Shares voted in favor	138,081
		Shares voted against	1,703
		Shares abstained from voting	4,488

	(4)	Proposal to amend the Bylaws to limit those who may serve on the Board of Directors to those individuals who are shareholders of the Corporation.

		Shares voted in favor	141,287
		Shares voted against	1,035
		Shares abstained from voting	1,950

	(5)

Proposal to amend the Bylaws to eliminate the provision in the Bylaws that prohibits any individual, firm, or corporation from owning more than forty percent (40%) of the shares of the original capital stock of the Corporation.

		Shares voted in favor	134,802
		Shares voted against	6,369
		Shares abstained from voting	3,101

	(6)	Proposal to amend the Bylaws to adopt a provision to govern potential business combination transactions with interested shareholders.

		Shares voted in favor	139,043
		Shares voted against	481
		Shares abstained from voting	4,748

	(7)	Proposal to amend the Bylaws as to certain miscellaneous matters set forth on Exhibit F of the Proxy Statement.

		Shares voted in favor	138,627
		Shares voted against	544
		Shares abstained from voting	5,101

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

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

Date: August 13, 2001

By /s/ Jerry K. Wages

Jerry K. Wages
Executive Vice-President and C.F.O. (Principal Accounting Officer)

Date: August 13, 2001