Form 10QSB
period 2001-09-30
OCONEE FINANCIAL CORP
filed 2001-11-14
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

YES       XX       NO

Common stock, par value $2 per share: 899,885 shares
outstanding as of November 13, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet

September 30, 2001
(Unaudited)

Assets

Cash and due from banks	$8,094,921
Federal funds sold	1,168,000
Investment securities available for sale
(amortized cost of $39,593,814)	40,309,901

Mortgage loans held for sale	3,613,441

Loans	142,973,940
Less: Allowance for loan losses	(1,713,627)

Loans, net	141,260,313

Premises and equipment, net	2,244,606
Accrued interest receivable and other assets	4,015,015

Total Assets	$200,706,197

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$19,713,421
Interest-bearing	147,766,710

Total Deposits	167,480,131

Securities sold under repurchase agreements	1,069,501
Federal Home Loan Bank Advances	13,300,000
Accrued interest payable and other liabilities	1,469,382

Total Liabilities	183,319,014

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,885 shares	1,799,770
Additional paid-in capital	4,246,832
Retained earnings	10,896,320
Accumulated other comprehensive income	444,261

Total stockholders’ equity	17,387,183

Total liabilities and stockholders’ equity	$200,706,197

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Nine Months Ended September 30, 2001 and 2000
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	2001	2000	2001	2000

Interest Income:
Loans	$3,288,926	$3,145,927	$10,004,010	$8,272,510
Investment securities:
Tax exempt	181,624	170,752	524,126	591,782
Taxable	431,468	295,222	1,003,224	1,066,923
Federal funds sold and other	77,752	60,930	459,903	230,611

Total interest income	3,979,770	3,672,831	11,991,263	10,161,826

Interest Expense:
Deposits	1,767,327	1,470,630	5,347,199	4,187,176
Other	226,179	129,383	670,827	153,240

Total interest expense	1,993,506	1,600,013	6,018,026	4,340,416

Net interest income	1,986,264	2,072,818	5,973,237	5,821,410

Provision for loan losses	75,000	159,300	225,000	263,100

Net interest income after provision for loan losses	1,911,264	1,913,518	5,748,237	5,558,310

Other Income:

Service charges	250,146	219,045	765,345	625,801
Securities gains (losses), net	0	(63,804)	0	(161,867)
Mortgage banking income	181,546	163,337	577,423	347,495
Other operating income	48,365	30,915	141,256	140,621

Total other income	480,057	349,493	1,484,024	952,050

Other Expense:
Salaries and other personnel expense	960,515	799,315	2,892,587	2,391,280
Net occupancy and equipment expense	226,648	189,203	628,415	561,618
Other operating expense	379,906	344,872	1,262,191	1,054,464

Total other expense	1,567,069	1,333,390	4,783,193	4,007,362

Earnings before income taxes	824,252	929,621	2,449,068	2,502,998

Income taxes	251,895	288,936	731,425	733,248

Net earnings	$572,357	$640,685	$1,717,643	$1,769,750

Earnings per common share based on average
outstanding shares of 899,885 in 2001 and 2000:	$0.64	$0.71	$1.91	$1.97

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

Net earnings	$1,717,643	1,769,750

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax
of $375,810 and $181,049	614,205	295,395
Reclassification adjustments for (gains) losses included
in net earnings, net of tax of $0 and ($61,509)	0	(100,358)

Total other comprehensive income (loss)	614,205	195,037

Comprehensive income	$2,331,848	1,964,787

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For Each of the Nine Months Ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:
Net earnings	$1,717,643	$1,769,750
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	225,000	263,100
Depreciation, amortization and accretion	191,218	218,903
Loss on sale of investment securities	0	161,867
Change in assets and liabilities:
Interest receivable and other assets	(364,740)	(338,513)
Interest payable and other liabilities	(8,691)	181,698
Mortgage loans held for sale	(1,334,828)	7,347

Net cash provided by operating activities	425,602	2,264,152

Cash flows from investing activities:
Proceeds from maturities and paydowns of
investment securities available for sale	1,199,177	1,739,310
Proceeds from sales and calls of investment securities
available for sale	8,557,863	8,847,572
Purchases of investment securities available for sale	(18,928,821)	(2,950,769)
Purchase of Federal Home Loan Bank stock	0	(272,800)
Net change in loans	(19,951,929)	(27,684,911)
Purchases of premises and equipment	(308,004)	(683,218)

Net cash used by investing activities	(29,431,714)	(21,004,816)

Cash flows from financing activities:
Net change in deposits	16,942,514	2,250,435
Net change in securities sold under repurchase agreements	233,414	663,376
Proceeds from Federal Home Loan Bank advance	0	13,300,000
Dividends paid	(989,873)	(899,970)
Purchase and retirement of stock	0	(2,160)

Net cash provided by financing activities	16,186,055	15,311,681

Net decrease in cash and cash equivalents	(12,820,057)	(3,428,983)

Cash and cash equivalents at beginning of period	22,082,978	16,127,789

Cash and cash equivalents at end of period	$9,262,921	$12,698,806

Supplemental cash flow information:
Cash paid for interest	$5,324,232	$3,695,102
Cash paid for taxes	$580,045	$741,400

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$73,164	$-
Financed sale of other real estate owned	$73,164	$-
Change in dividends payable	$989,873	$899,970
Change in net unrealized gain on investment securities
available for sale, net of tax	$614,205	$295,395

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

Financial Condition

Total assets at September 30, 2001 were $200,706,197, representing a $18,781,038 (10.32%) increase from December 31, 2000. Deposits increased $16,942,514 (11.25%) from December 31, 2000. Loans increased $19,632,885 (15.92%). The increase in loan volume is due primarily to an increase in loans to finance commercial real estate. Investment securities increased $10,252,703 (34.11%) from December 31, 2000. The allowance for loan losses at September 30, 2001 was $1,713,627, compared to the December 31, 2000 balance of $1,807,671, representing 1.20% of total loans at September 30, 2001, compared to 1.47% at December 31, 2000. Cash and cash equivalents decreased $12,820,057 from December 31, 2000.

The total of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due were $543,130 at September 30, 2001, representing an increase of $287,360 (112.35%) from December 31, 2000. This increase is primarily attributable to a $251,348 increase in nonaccruing loans and a $21,559 increase in repossessed collateral. Nonaccrual loans represented 0.33% of total loans outstanding at September 30, 2001, compared to 0.18% of total loans outstanding at December 31, 2000. There were no related party loans which were considered nonperforming at September 30, 2001.

The Corporation’s subsidiary bank was most recently examined by its primary regulatory authority in May of 2001. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Company’s liquidity, capital resources or operations.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Results of Operations

Net interest income increased $151,827 (2.61%) in the first nine months of 2001 compared to the same period for 2000. Interest income for the first nine months of 2001 was $11,991,263, representing an increase of $1,829,437 (18.00%) over the same period in 2000. Interest expense for the first nine months of 2001 increased $1,677,610 (38.65%) compared to the same period in 2000. The increase in net interest income during the first nine months of 2001 compared to the same period in 2000 is primarily attributable to the increase in the volume of loans partially offset by the effects of a substantial decrease in the Bank’s prime lending rate during 2001. The increase in interest expense is primarily attributable to interest in the amount of $639,442 on a Federal Home Loan Bank advance that the Bank secured during 2000, as well as growth in the Bank’s deposits.

The Bank’s net interest margin for the first nine months of 2001 was 4.52%, compared to 5.52% for the same time period during 2000. This decrease is primarily attributable to a 400 basis point decrease in the prime rate during the first nine months of 2001.

The Bank analyzes its allowance for loan losses on a monthly basis. As of September 30, 2001, the provision for loan losses was $225,000, compared to $263,100 for the same period in 2000. The decrease in the provision for loan losses is primarily attributable to an additional discretionary provision made in 2000 due to unexpected loan growth. It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first nine months of 2001 increased $531,974 (55.88%) compared to the first nine months of 2000. This increase is primarily attributable to a $229,928 increase in fee income on mortgage loans held for sale, as well as an $42,323 increase in service charges on deposit accounts. The increase in fee income on mortgage loans held for sale is due to an increase in the number of mortgage loans that the Bank originated during 2001 as a result of mortgage interest rates being lower during 2001. The increase in service charge income is due to an increase in fees on deposit accounts that the Bank implemented during the third quarter of 2000.

Other expenses for the nine months of 2001 increased $775,831 (19.36%) compared to the first nine months in 2000. The net increase is primarily attributable a 21% increase in salaries and benefits expense due to the addition of new employees in response to the growth of the Bank and to merit increases based on employee performance.

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

The Corporation maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $4,400,000. Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances up to $27,280,000. As of September 30, 2001, the Corporation had $13,300,000 in advances outstanding from the Federal Home Loan Bank. This advance matures August 25, 2003, and carries a fixed interest rate of 6.34%. It is secured by the Bank’s loans on 1 to 4 family residential properties.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Capital

The following tables present Oconee State Bank’s regulatory capital position at September 30, 2001, based on the regulatory capital requirements of federal banking agencies. The capital ratios of the Corporation are essentially the same as those of the Bank at September 30, 2001 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	11.1%
Tier 1 Capital minimum requirement	4.0%

Excess	7.1%

Total Capital, Actual	12.3%
Total Capital minimum requirement	8.0%

Excess	4.3%

Leverage Ratio

Tier 1 Capital to adjusted total assets (Leverage Ratio)	8.4%
Minimum leverage requirement	3.0%

Excess	5.4%

PART II. OTHER INFORMATION

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

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

Date: November 13, 2001

By /s/ Jerry K. Wages

Jerry K. Wages
Executive Vice-President and C.F.O. (Principal Accounting Officer)

Date: November 13, 2001