Form 10KSB
period 2001-12-31
OCONEE FINANCIAL CORP
filed 2002-04-01
CIK 1076691

Document Links

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB

☒                    Annual Report Pursuant to Section 13 or 15(d) of
                                The Securities Exchange Act of 1934
                                For the Fiscal Year Ended December 31, 2001

☐                     Transition Report Pursuant to Section 13 or 15(d) of
                                The Securities Exchange Act of 1934

Commission File Number 000-25267

              Oconee Financial Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-2442250

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

    35 North Main Street, Watkinsville, Georgia 30677-0205
(Address of principal executive office)   (Zip Code)

Registrant’s telephone number, including area code:  (706) 769 -6611

Securities registered pursuant to Section 12(b) of the Act:  None

Name of exchange on which registered:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $2.00 par value per share.

                Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  ☒       No  ☐

                Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

                State issuer’ s revenues for its most recent fiscal year.  $17,818,731

                Transitional Small Business Disclosure format.   Yes  ☐      No  ☒

                State the aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors): As of March 19, 2002: 899,885 shares of common stock $2.00 par value (the “Common Stock”), with an aggregate value of $44,994,250 (based on approximate market value of $50.00/share) (the last sale price known to the Registrant for the Common Stock for which there is no established trading market).

                State the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date. As of March 19, 2002, there were issued and outstanding 899,855 shares of Common Stock, par value $2.00 per share.

Documents Incorporated by Reference

                Portions of the registrant’s definitive Proxy Statement for the 2002 annual meeting of shareholders are incorporated by reference into Part III.

PART I

ITEM 1.                DESCRIPTION OF BUSINESS.

General

                Oconee Financial Corporation (“Oconee”), a registered bank holding company, was incorporated under the laws of Georgia in 1998 and commenced operations by acquiring 100% of the outstanding shares of Oconee State Bank (the “Bank”) effective January 1, 1999.  All of Oconee’s activities are currently conducted by its wholly owned subsidiary, the Bank, which was incorporated as a bank under the laws of Georgia in 1959.  At December 31, 2001, Oconee had approximately 608 holders of record of Common Stock, its only class of equity securities.

                At December 31, 2001, the Bank’s total assets were $212,524,000, compared to $181,925,000 at year-end 2000.  Over the past 5 years, total assets of the Bank have grown by $104,018,000, representing an increase of 95.9%.

Services

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

Markets

                The primary market for the Bank is Oconee County, Georgia.  The Bank’s secondary market is defined as those counties contiguous to Oconee County, which include Clarke, Greene, Morgan, Walton, Barrow, and Oglethorpe, as well as Madison County, which is not contiguous to Oconee County, but is a part of the Athens Standard Metropolitan Statistical Area.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses.  At December 31, 2001, the Bank’s deposit base totaled $179,728,000 and consisted of the following types of accounts:

	Amount	Percentage

Non-interest bearing demand deposits	$ 22,041,000	12.3%
Interest-bearing NOW accounts	33,623,000	18.7%
Money market deposit accounts	20,046,000	11.1%
Savings deposits	17,256,000	9.6%
Time deposits less than $100,000	59,788,000	33.3%
Time deposits of $100,000 or more	17,074,000	9.5%
Individual Retirement Accounts	9,900,000	5.5%

Total Deposits	$179,728,000	100.0%

Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans

The Bank makes both secured and unsecured loans to individuals and businesses.  At December 31, 2001, the Bank’s loan portfolio totaled $151,287,000, consisting of the following categories of loans:

	Amount	Percentage

Loans secured by real estate	$119,489,000	79.0%
Agricultural production & loans to farmers	$ 919,000	0.6%
Commercial and industrial loans	$ 16,869,000	11.2%
Credit cards and related plans	$ 935,000	0.6%
Consumer loans (excluding credit cards)	$ 11,608,000	7.6%
All other loans	$ 1,681,000	1.1%
LESS: Unearned income	$ (214,000)	(0.1%)

Total Loans Net of Unearned Income	$151,287,000	100.0%

 The following table shows the amounts and growth for loans, deposits, capital, and total assets at December 31, for the years ended 1996-2001 (dollar amounts are in millions):

	2001	2000	1999	1998	1997	1996	5-Year Growth

Loans	$151.3	$ 123.3	$ 93.3	$ 76.8	$ 72.3	$ 68.8	$ 82.5
Deposits	179.7	150.5	136.5	116.1	104.6	97.0	$ 82.7
Capital	16.8	15.1	13.0	12.5	11.2	10.0	$ 6.8
Total Assets	212.5	181.9	152.1	130.7	117.5	108.5	$104.0

                As of December 31, 2001, the Bank had concentrations of loans to the housing industry and to the hotel and motel industry.  Loans secured by real estate totaled $119,489,000, which represented 79.0% of the Bank’s loan portfolio at December 31, 2001.  At year-end 2001, total outstanding balances and commitments for development and construction loans were $55,777,000, which represented 36.9% of the Bank’s total loans and 336.7% of the Bank’s Tier 1 equity capital.  The Bank’s established guideline for this concentration is to be in a range of 375% - 425% of Tier 1 equity capital.  Low interest rates and the desirability of living in Oconee County have fueled demand for new housing and therefore new subdivisions in the area.  Georgia Highway 316, the Watkinsville by-pass, and the re-routing of Highway 441 will continue to encourage further housing growth, resulting in the Bank’s continued concentration of loans to this industry.  At year-end 2001, total outstanding balances and commitments for hotel and motel loans were $28,260,000, which represented 18.7% of the Bank’s total loans and 170.6% of the Bank’s Tier 1 equity capital.  The Bank’s established guideline for this concentration is to be in a range of 100%-200% of Tier 1 equity capital.  The demand for hotel and motel loans has slowed due to the slowing economy, and the Bank does not anticipate any additional loan growth in this area.

Lending Policy

                The current lending policy of the Bank is to offer consumer, real estate, and commercial credit services to individuals and entities that meet the Bank’s credit standards.  The Bank provides each lending officer with written guidelines for lending activities.  Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which he can make to a single borrower or a related group of borrowers.

                The Board of Directors of the Bank is responsible for approving and monitoring the loan policy, providing guidance and counsel to all lending personnel and approving all extensions of credit over $250,000.

Loan Review and Non-Performing Assets

                The Bank reviews its loan portfolio to determine deficiencies and corrective action to be taken.  Senior lending officers conduct periodic reviews of borrowers with total direct and indirect indebtedness of $250,000 or more and conduct ongoing review of all past due loans.  Past due loans are reviewed at least weekly by lending officers, and a summary report is reviewed monthly by the Board of Directors of the Bank.  The Board of Directors of the Bank reviews all loans over $250,000, whether current or past due, at least once annually.  In addition, the Bank maintains internal classifications of potential problem loans.  The Bank also utilizes an independent external loan review specialist to review all outstanding debt from customers exceeding $250,000.

                Past due loans are typically charged off when they reach a past due status of 90 days or more.  Exceptions to this involve loans involving customers who have begun bankruptcy proceedings, as well as loans on which the Bank has begun foreclosure or other steps of collection, under which circumstances the loans are placed in nonaccrual status.

Investment Policy

                The Bank’s investment policy provides guidelines for determining permissible investments in the investment portfolio, credit criteria and quality ratings, the desired mix among those investments, and preferred maturity distribution of the portfolio.  The Bank has five objectives concerning its investment portfolio which address asset/liability management, profitability, liquidity, pledging, and local community support.  The Bank’s President/CEO and Executive Vice President/CFO are authorized to buy and sell securities according to the criteria set forth in the investment policy.  Individual transactions, portfolio composition, and performance are reviewed by the Bank’s Investment and Asset/Liability Management Committee and the full Board of Directors of the Bank on a monthly basis.  The investment policy is reviewed annually by the Bank’s Board of Directors.

                In general, the Bank’s investment policy is to place securities in the Available for Sale portfolio.  As of December 31, 2001, investment securities totaled $36,194,231.

                The primary risks in the Bank’s securities portfolio consist of two types:

(1)

Credit risk, or the risk of default of the issuer.  Treasury and Agency securities comprised 57.7% of the portfolio; therefore the credit risk is primarily limited to the risk of default of the U.S. Government and its agencies.  State, County, and Municipal bonds represent 40.9% of the portfolio with the credit risk limited to the risk of default of the issuing municipality.  Trust-preferred securities comprised 1.4% of the portfolio with the credit risk being the risk of default of the issuer of the trust-preferred security.

(2)

Interest rate risk, or the risk of adverse movements in interest rates on the value of the portfolio.  In general, a rise in interest rates will cause the value of the Bank’s securities portfolio to decline.  The longer the maturity of an individual security, the greater the effect of change in interest rate on its value.  The Bank measures its interest rate risk exposure by analyzing its rate sensitivity GAP position.  The Bank’s GAP position is reviewed monthly by the Investment and Asset/Liability Management Committee and the Board of Directors.   See “Management’s Discussion and Analysis of Financial Condition and Plan of Operation for the Years Ended December 31, 2001 and 2000 – Asset/Liability and Interest Rate Sensitivity Management.”

Competition

                The Bank competes in Oconee County with five other commercial banks.  With three full-service and one limited banking office within Oconee County, the Bank is the market leader in Oconee County in terms of assets, deposit size, facility locations, and market coverage.

The Bank also competes in Athens-Clarke County.  There are twelve other commercial banks in Athens-Clarke County, four of which have offices in Oconee County.  As of June 30, 2001, the twelve other banks located in Athens-Clarke County held deposits totaling $1,215,684,000.  The Bank’s physical presence in Athens-Clarke County is limited to the loan production office, an in-store branch in the East Athens Wal-Mart Supercenter, and two ATM’s, located in Jimbo’s Convenience Store and Quick Stop Convenience Store.

The following table shows deposits by financial institution along with market share in Oconee County for the period ended June 30, 2001 (Dollar amounts are in thousands):

	Total Deposits	Market Share

Athens First Bank & Trust Company	$ 65,160	24.4%
Bank of America, N.A.	$ 10,286	3.8%
First American Bank & Trust Company	$ 8,200	3.1%
North Georgia Bank	$ 19,433	7.3%
Oconee State Bank	$159,663	59.7%
SunTrust Bank, N.A.	$ 4,633	1.7%

Total Deposits	$267,375	100.0%

                In addition to the Bank’s competition in Oconee County and Athens-Clarke County, the Bank competes with commercial banks, thrifts, and various other financial institutions and brokerage firms located in Northeast Georgia counties outside its primary and secondary market areas.  To a lesser extent, the Bank also competes for deposits and loans with credit unions and for loans with insurance companies, small loan or finance companies, and certain governmental agencies.  To the extent that banks must maintain non-interest earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds.

                Further, the increased income competition from investment bankers and brokers and other financial service organizations may have a significant impact upon the competitive environment in which the Bank operates.

                Set forth below are certain ratios of the Bank for the years indicated:

	2001	2000	1999
Net income to:
Average equity capital accounts	14.50%	17.46%	6.66%
Average daily total deposits	1.46%	1.76%	1.83%
Ratio of average daily loans to average daily deposits	86.81%	80.31%	72.06%

The business of the Bank is not materially seasonal.  Construction and development lending are strongest in Spring and Summer.  Building slows somewhat in Fall and Winter, but not to the degree that there is an appreciable impact upon the Bank’s Balance Sheet or Statement of Earnings.

Forward Looking Statements

                Information provided by Oconee or statements made by our directors, officers or employees may constitute “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties.  Any statements made in this Annual Report on Form 10-KSB including any statements incorporated by reference, which are not statements of historical fact, are forward-looking statements.  These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where Oconee operates); competition from other providers of financial services offered by Oconee; government regulations and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of Oconee’s credit customers, all of which are difficult to predict and which may be beyond the control of Oconee.  Oconee undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Supervision and Regulation

                General.  Oconee is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Act”).  Oconee is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

                The Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it acquires direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, acquires all or substantially all of the assets of a bank; and (iii) it merges or consolidates with any other bank holding company.  In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities.  This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:  making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

                Bank holding companies whose banking subsidiaries are all well capitalized and well managed may also apply to become a financial holding company.  Financial holding companies have the authority to engage in activities, which are “financial in nature,” that are not permitted for other bank holding companies.  Some of the activities that the Act considers are financial in nature are:

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

                Oconee must also register with the Georgia Department of Banking and Finance (the “GDBF”) and file periodic information with the GDBF.  As part of such registration, the GDBF requires information with respect to the financial condition, operations, management, and intercompany relationships of Oconee and the Bank and related matters.  The GDBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the GDBF have been complied with, and the GDBF may examine Oconee and the Bank.

                Oconee is an “affiliate” of the Bank under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to Oconee, (ii) investments in the stock or securities of Oconee by the Bank, (iii) the Bank’s taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower, and (iv) the purchase of assets from Oconee by the Bank.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

                The Bank is regularly examined by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank, a state banking association organized under Georgia law, is subject to the supervision of, and is regularly examined by, the GDBF.  Both the FDIC and the GDBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank.  A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled institution.

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

                The payment of dividends by Oconee and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Bank.  At December 31, 2001, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $1,216,000.  For 2001, Oconee’s cash dividend payout to stockholders was 37.6% of net income.

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

                Capital Adequacy.  The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have (1) a minimum level of total capital to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital to risk-weighted assets of four percent (4%); and (3) a minimum stockholders’ equity to risk-weighted assets of three percent (3%).  In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets (4% for all but the most highly rated banks and bank holding companies).  “Tier One Capital” generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles.  The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.  The revised standards have not had a significant effect on Oconee’s capital requirements.

                In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”).  The “prompt corrective action” provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s tangible equity to total assets ratio reaches 2%.  Better-capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

                The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Under the FDIC’s regulations, the Bank was a “well capitalized” institution at December 31, 2000 and December 31, 2001.

                Set forth below are pertinent capital ratios for the Bank as of December 31, 2001 and 2000:

		The Bank
	2001		2000

Tier One Capital to Risk Weighted Assets	10.6%		11.4%

Total Capital to Risk Weighted Assets	11.8%		12.7%

Leverage Ratio (Tier One Capital to Average Total Assets)	8.0%		8.6%

Recent Legislative and Regulatory Action.   On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a very significant piece of legislation intended to modernize the financial services industry.  The bill repeals the anti-affiliation provisions of the 1933 Glass- Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting.  The bill also allows bank holding companies to engage in financial activities that are “financial in nature or complementary to a financial activity.”  The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others.  The bill also:

(a)	prohibits non-financial entities from acquiring or establishing a thrift while grandfathering existing thrifts owned by non-financial entities;
(b)

establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot “prevent or significantly interfere” with affiliations between banks and insurance firms;

(c)

contains provisions designed to protect consumer privacy.  The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to “opt out” of information sharing except with unaffiliated third parties who market the institutions’ own products and services or pursuant to joint agreements between two or more financial institutions; and

(d)	provides for functional regulation of a bank’s securities activities by the Securities and Exchange Commission.

Economic Conditions

                Economic growth in the Bank’s primary service area is expected to remain steady.  The counties in the Bank’s market area are expected to continue to receive revenues from their traditional sources of trade, finance, insurance, real estate development and sales, manufacturing and the service industry.  Both employment and population growth are projected to increase steadily in Oconee and Athens-Clarke Counties.

Employees

                At December 31, 2001, the Bank had 65 full-time employees and 29 part-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

ITEM 2.                DESCRIPTION OF PROPERTIES.

                The Bank operates four full-service banking offices, one limited service banking office and two support services spaces as follows:

                (1)           Main Office
                                35 North Main Street
                                Watkinsville, Georgia 30677

                (2)           Bogart Branch
                                U.S. Highway 78
                                Bogart, Georgia 30622

                (3)           Friendship Branch
                                8811 Macon Highway
                                Athens, Georgia 30606

                (4)           Mortgage Department/Operations Annex
                                (Limited Service/Support Offices for Main Office)
                                Condominium Units 10, 12, 14, 16, 18 and 20
                                Durham Street
                                Watkinsville, Georgia 30677

                (5)           Athens Loan Center
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

                The Bank owns five office condominium units adjacent to and behind its main office in Watkinsville.  The units are numbered 10, 12, 14, 16, & 18 on Durham Street in Watkinsville, Georgia.  Each unit contains 1,180 square feet on the ground floor and 450 square feet on the second floor, for a total of 1,630 square feet per unit or 8,150 square feet for all units owned.  Unit 10 houses the Bank’s mortgage loan department, Units 12, 14, and 16 are connected by interior hallways and house proof, bookkeeping, supplies, human resources, and training functions.  Unit 18 is occupied by the Bank’s loan operations department.

                All of the properties referenced previously are owned by Oconee or the Bank.

                In September 2001, the Bank renewed a lease agreement with Hardigree Properties, LLLP to lease office condominium unit #20 on Durham Street in Watkinsville, Georgia for $885.00 per month.  This unit is next to other office condominiums owned by the Bank.  The lease is for two years with an option to renew at the end of two years.  Unit 20 houses accounting and audit personnel and allows needed space for expansion.  In addition, two parking lots adjacent to the main office are leased which provide additional parking for employees.

                The Athens Loan Center is located at 500 North Milledge Avenue in Athens, Georgia.  The Loan Center is a 2,000 square foot building that houses one commercial loan officer and one mortgage loan originator, along with their support staff.  The Loan Center is leased by the Bank from Henry G. Utley.  The lease was renewed in July of 2001 and has a term of two years at a monthly rate of $2,100.00 per month.

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

ITEM 3.           LEGAL PROCEEDINGS.

                Neither Oconee nor the Bank is a party to, nor are any of their properties the subject of, any material legal proceeding other than ordinary routine litigation incidental to Oconee’s and the Bank’s business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                No matters were submitted to a vote of the security holders of Oconee during the fourth quarter of the fiscal year covered by the report.

PART II

ITEM 5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Stock Split

                On April 16, 2001, the Board of Directors of the Company declared a 5 for 1 stock split payable to shareholders of record on May 8, 2001.  All share and per share amounts set forth in this Form 10-KSB have been changed to reflect the stock split as if it had occurred on December 31, 1998.

Markets For Capital Stock

                Oconee Stock is not traded on any established public trading market.  Management is aware of 14 trades of Oconee Stock in 2001, aggregating 1,340 shares in blocks ranging from 3 to 875 shares at prices ranging from $34.00 to $45.00 per share.  Management is aware of 13 trades of Oconee Stock in 2000, aggregating 1,610 shares in blocks ranging from 10 to 300 shares at prices ranging from $28.80 to $33.80 per share.

Holders

                As of December 31, 2001, there were 608 holders of record of common stock.

Dividends

                In 2001 and 2000, Oconee declared cash dividends of $1.00 per share and $1.10 per share respectively, payable to shareholders of record on December 31 of each year.  Oconee intends to continue paying cash dividends on an annual basis.  Cash dividends for 2001 represented a payment of 37.6% of net income for the year compared to 40.1% for 2000.  The amount and frequency of dividends is determined by Oconee’s Board of Directors in light of earnings, capital requirements and the financial condition of the Bank.  See “Supervision and Regulation – Payment of Dividends.”

ITEM 6.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      PLAN OF OPERATION FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000.

                 This analysis of Oconee has been prepared to provide insight into the financial condition of the Company, and addresses the factors which have affected the Company’s results of operations.  The Company’s financial statements and accompanying notes which follow are an integral part of this review and should be read in conjunction with it.

Selected Financial Information

	2001	2000	1999	1998	1997
	(Amounts in thousands)

Net interest income	$8,022	7,887	6,371	5,765	5,443
Other operating income	$1,922	1,377	1,288	1,252	1,055
Provision for loan losses	$300	387	116	61	166
Net income	$2,393	2,467	2,203	2,032	1,705
Net income per common share	$2.66	2.74	2.45	2.26	1.89
Total assets	$212,524	181,925	152,139	130,652	117,482
Cash dividends declared per common share	$1.00	1.10	1.00	.80	.66

Financial Condition – 2001 vs. 2000.  During 2001, average total assets increased $35,799,000 (22%) over 2000.  Average deposits increased $24,320,000 (17%) in 2001 over 2000.  Average loans increased $30,198,000 (27%) in 2001 over 2000.

                Year-end balances at December 31, 2001 and 2000 show increases in total assets of $30,599,000 (17%) from 2000 to 2001.  Total deposits increased $29,191,000 (19%) from 2000 to 2001 while total gross loans increased $27,946,000 (23%) during 2001.  Time deposits increased $1,476,000 (2%) from 2000 to 2001 while all other deposit accounts increased $27,714,000 (42%) from 2000 to 2001.  Although the overall national economy slowed during 2001, the local economy remained strong.  Construction of new homes in the area continued to increase, as did developments of new subdivisions.  This strong local economy continued to supply the demand for loans and other services offered by the Bank.  These loan increases were primarily funded by increases in deposits during 2001.  Non-performing assets at December 31, 2001 were $988,000compared to $255,000 at December 31, 2000.  The majority of the increase is attributable to an increase in nonaccrual loans.  The increase in nonaccrual loans was primarily due to the business failure of a customer with outstanding balances of $318,000 which was pending the sale of a large tract of land to fund repayment, a customer’s default on a mobile home loan totaling $92,000 which was pending foreclosure proceedings, and six customers with total outstanding balances of $158,000 who were pending bankruptcy proceedings.  There were no related party loans which were considered non-performing at December 31, 2001.

            The Bank was most recently examined for safety and soundness by its primary regulatory authority in May of 2001.  There were no recommendations by the regulatory authority that, in management’s opinion, will have material effects on the Bank’s liquidity, capital resources, or operations.

Results of Operations – 2001 vs. 2000.  The Company’s earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

Net interest income in 2001, which was $8,022,000, increased by $135,000, or 2%, over 2000.  The increase is primarily attributable to the increase in interest and fees on loans offset by increases in interest expense on time deposits.  Net yield on average interest earning assets (4.27% in 2001 and 5.14% in 2000) decreased approximately 0.87% in 2001 from 2000.  This decrease was attributable to a 0.80% decrease in the net interest rate spread from 2000 to 2001, primarily caused by a decrease in the prime lending rate of 4.50%.

The provision for loan losses in 2001 was $300,000 compared to $387,000 in 2000.  The decrease in the provision for loan losses was attributable to the Bank’s internal calculation to determine the adequacy of its loan loss reserve.  The provision for loan losses continues to reflect management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses to absorb such losses.  The allowance for loan losses represented approximately 1.2% of total loans outstanding at December 31, 2001 compared to 1.5% at December 31, 2000.  Net charge-offs for 2001 were $296,000 compared to $48,000 during 2000.  This increase is primarily due to two significant charge-offs totaling approximately $258,000.  A dedicated loan review function is utilized by the Company which is supplemented by the use of an outside loan review specialist.  All loans $250,000 or more are reviewed annually and placed into various loan grading categories which assist management in developing lists of potential problem loans.  These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses.  Management believes that these levels of allowance are appropriate based upon the Company’s loan portfolio and current economic conditions.

Other income in 2001 of $1,992,000 increased from 2000 by $614,000 or 45% due primarily to an increase in fee income on mortgage loans held for sale of $292,000 or 60% along with an increase of $119,000 or 15% in service charges on deposit accounts.  The increase in fee income on mortgage loans is primarily due to strong demand for refinancing of existing mortgage loans due to low interest rates, as well as strong demand for mortgage loans on newly constructed homes in the Bank’s market area. The increase in service charges on deposit accounts is due primarily to growth in the number of the Bank’s deposit accounts.  Other expenses in 2001 of $6,315,000 increased by $969,000 or 18% over 2000.  The increase in other expenses is primarily attributable to an increase in salaries and employee benefits expense of $658,000 or 21%.  This increase is due to the hiring of a new commercial lender, increased salaries earned by the Bank’s commission-based mortgage loan originator, and merit increases for existing employees.  Also, other operating expenses increased by $185,000 or 13%.

-13

Income taxes expressed as a percentage of earnings before income taxes remained unchanged from 2000 at 30%.

Results of Operations – 2000 vs. 1999.  The Company’s earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

Net interest income in 2000, which was $7,887,000, increased by $1,516,000, or 24%, over 1999.  The increase is primarily attributable to the increase in interest and fees on loans offset by increases in interest expense on time deposits.  Net yield on average interest earning assets (5.14% in 2000 and 4.99% in 1999) increased approximately 0.15% in 2000 from 1999.  This increase was attributable to a 0.10% increase in the net interest rate spread from 1999 to 2000.

The provision for loan losses in 2000 was $387,000 compared to $116,000 in 1999.  The increase in the provision for loan losses was attributable to growth in the loan portfolio and increases in non-performing assets.  The provision for loan losses continues to reflect management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses to absorb such losses.  The allowance for loan losses represented approximately 1.5% of total loans outstanding at December 31, 2000 compared to 1.6% at December 31, 1999.  Net charge-offs for 2000 were $48,000 compared to $74,000 during 1999.  A dedicated loan review function is utilized by the Company which is supplemented by the use of an outside loan review specialist.  All loans $250,000 or more are reviewed annually and placed into various loan grading categories which assist in developing lists of potential problem loans.  These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses.  Management believes that these levels of allowance are appropriate based upon the Company’s loan portfolio and current economic conditions.

Other income in 2000 of $1,377,000 increased from 1999 by $89,000 or 7% due primarily to an increase of $116,000 or 17% in service charges on deposit accounts and an increase of $161,000 in commission income on mortgage loans.  The increase in service charges on deposit accounts is due primarily to an increase in fees that the Bank charged during 2000.  These increases were offset by losses on sales of investment securities totaling $162,000, resulting from the sales of securities to fund loan growth.  Other expenses in 2000 of $5,346,000 increased by $840,000 or 19% over 1999 levels.  The increase in other expenses is attributable to an increase in salaries and employee benefits expense of $542,000 or 20%.  This increase is due to the Bank opening a new branch in January 2000, experiencing the first full year of salariesexpense at the Loan Production Office, which opened in July 1999, as well as merit increases for existing employees.  In addition, occupancy expense increased by$184,000 or 34% primarily due to increased rent and depreciation expense associated with the opening of the Wal-Mart branch.  Also, other operating expenses increased by $114,000 or 9%.

Income taxes expressed as a percentage of earnings before income taxes increased from 27% in 1999 to 30% in 2000.  This increase relates to a lower amount of tax-free interest income from state, county and municipal investment securities as compared to 1999.

Transactions with Related Parties.  The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business.  It is the policy of the Company that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons.  At December 31, 2001, the Company had loans outstanding to related parties of $4,073,000 and deposits of related parties were $9,316,000.

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

The Company monitors its liquidity position on a monthly basis.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is arrived at by dividing the Company’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities, by the sum of the Company’s deposit liabilities and securities sold under agreement to repurchase.  At December 31, 2001, the Company’s liquidity ratio was 17.9%.

The Company maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Company has arrangements with correspondent banks for short term unsecured advances up to $5,600,000.  Additional liquidity is provided to the Company through FHLB advances up to $16,086,000, of which $13,300,000 was outstanding at December 31, 2001.

Cash and cash equivalents decreased $8,145,000 to a total of $13,938,000 at year-end 2001 as cash used by operating activities and investing activities outpaced amounts provided by financing activities.  Cash outflows from operations totaled $1,829,000 in 2001, while inflows from financing activities totaled $28,010,000, most of which were net deposit increases during 2001 of $29,190,000, offset by cash dividends paid during 2001 of $990,000.

Investing activities used $34,325,000 of cash and cash equivalents, principally composed of net advances of loans to customers of $28,242,000 during 2001 and purchases of investment securities of $19,944,000, offset by proceeds from the calls and maturities of investment securities totaling $14,274,000.

Contractual Obligations and Commitments.  The Company has contractual obligations to make future payments pursuant to its agreement with the Federal Home Loan Bank (“FHLB”) and is party to certain off-balance sheet arrangements

At December 31, 2001, the Company had one advance from the FHLB outstanding in the amount of $13,300,000 which matures in August 2003 and calls for interest to be paid quarterly at a fixed rate of 6.34%.

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  At December 31, 2001, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $22,000,000 and $715,000, respectively.

                Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $22,000,000 does not necessarily represent future cash requirements.  Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

Capital Resources.  The Company continues to maintain adequate capital ratios.  The following tables present the Company’s regulatory capital position at December 31, 2001

Risk-Based Capital Ratios Actual as of December 31, 2001

Tier 1 Capital	10.6%
Tier 1 Capital minimum requirement	4.0%

Excess	6.6%

Total Capital	11.8%
Total Capital minimum requirement	8.0%

Excess	3.8%

Leverage Ratio As of December 31, 2001

Tier 1 Capital to average total assets	8.0%
Minimum leverage requirement	3.0%

Excess	5.0%

For a more complete discussion of the actual and required ratios of the Company, see note 11 to the consolidated financial statements and “Supervision and Regulation – Capital Adequacy.”

Asset/Liability and Interest Rate Sensitivity Management.  It is the Company’s objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies.  Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix.  It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by local individuals, partnerships and corporations.  The objective of the policy is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

The asset/liability mix is monitored on a regular basis.  A report reflecting the interest sensitive assets and interest sensitive liabilities is prepared and presented to the Board of Directors of the Bank on a monthly basis.

The absolute level and volatility of interest rates can have a significant impact on Oconee’s profitability.  The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates, in order to achieve Oconee’s overall financial goals.  Based on economic conditions,asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

Oconee uses income simulation modeling as a tool in measuring interest rate risk and managing interest rate sensitivity.  Simulation modeling considers not only the impact of changing market rates of interest on future net interest income, but also other potential causes of variability.

Interest rate sensitivity is a function of the repricing characteristics of Oconee’s portfolio of assets and liabilities.  These repricing characteristics are the time frames within which the interest earning assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments.  Interest rate sensitivity management focuses on the maturity structures of assets and liabilities and their repricing characteristics during periods of change in market interest rates.  Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in Oconee’s current portfolio that are subject to repricing at various time horizons:  immediate; one to three months; four to twelve months; one to five years; over five years, and on a cumulative basis.  The differences are known as interest rate sensitivity gap.

One method to measure a bank’s interest rate exposure is through its repricing gap.  The gap is calculated by citing all liabilities that reprice or taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature within that time frame.  The difference between these two amounts is called the “gap”, the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing.

A negative gap (more liabilities repricing than assets) generally indicates that the bank’s net interest income will decrease if interest rates rise and will increase if interest rates fall.  A positive gap generally indicates that the bank’s net interest income will decrease if rates fall and will increase if rates rise.

Oconee also measures its short-term exposure to interest rate risk by simulating the impact to net interest income under several rate change levels.  Interest-earning assets and interest-bearing liabilities are rate shocked to stress test the impact to the Bank’s net interest income and margin.  The rate shock levels span three 100 basis point increments up and down from current interest rates.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001 that are expected to mature, prepay or reprice in each of the future time periods shown.  Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities.  The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

	At December 31, 2001 Maturing or Repricing in (dollars in thousands)
	Three Months or Less	Four Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Investment securities	$ 201	1,568	3,041	32,029	36,839
Federal funds sold	6,363	–	–	–	6,363
Loans	37,027	53,317	63,804	2,666	156,814

Total interest-bearing assets	$ 43,591	54,885	66,845	34,695	200,016

Interest-bearing liabilities:
Deposits:
Savings and demand	$ 70,925	–	–	–	70,925
Time deposits	21,976	48,016	16,761	8	86,761
Federal Home Loan Bank advances	–	–	13,300	–	13,300
Repurchase agreements	645	–	–	–	645

Total interest-bearing liabilities	$ 93,546	48,016	30,061	8	171,631

Interest sensitive difference per period	$ (49,955)	6,869	36,784	34,687	28,385

Cumulative interest sensitivity difference	$ (49,955)	(43,086)	(6,302)	28,385

Cumulative difference to total assets	(23.5%)	(20.3%)	(3.0%)	13.4%

 At December 31, 2001 the difference between the Company’s liabilities and assets repricing or maturing within one year was $49,955,000.  Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the Company’s net interest income to decline.

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

	For the Years Ended December 31,
	2001			2000			1999

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest earning assets:
Interest earning deposits	24,110	1,876	7.78%	76,230	5,206	6.83%	–	–	–
Investment securities:
Taxable	19,641,673	1,314,972	6.69%	19,706,949	1,356,630	6.88%	18,573,453	1,163,116	6.26%
Non-taxable	14,492,273	713,717	4.92%	14,562,470	752,648	5.17%	16,219,209	808,336	4.98%
Other Investment Securities	1,061,320	72,383	6.82%	589,074	39,426	6.69%	483,033	40,103	8.30%
Federal funds sold	10,042,855	452,596	4.51%	6,325,574	404,551	6.40%	5,561,260	294,214	5.28%
Loans (including loan fees)	142,468,808	13,271,683	9.32%	112,270,626	11,518,428	10.26%	86,926,333	8,379,754	9.65%

Total interest- earning assets	187,731,039	15,827,227	8.43%	153,530,923	14,076,889	9.17%	127,763,288	10,685,523	8.36%
Allowance for loan losses	(1,719,390)			(1,596,322)			(1,424,606)
Cash and due from banks	4,900,305			4,332,515			5,324,326
Other assets	5,657,522			4,503,858			3,705,307

Total assets	196,569,476			160,770,974			135,368,315

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	41,854,844	1,142,991	2.73%	35,981,339	1,180,610	3.28%	35,025,775	1,045,860	2.99%
Savings	11,542,884	284,883	2.47%	9,579,717	195,484	2.04%	9,606,416	192,028	2.00%
Time	89,971,607	5,485,151	6.10%	74,724,850	4,435,334	5.94%	57,723,166	3,041,875	5.27%
Federal Funds Purchased	–	–	–	442,514	29,310	6.62%	136,877	5,295	3.87%
Federal Home Loan Bank Advances	13,300,000	854,931	6.43%	4,715,027	303,995	6.45%
Securities sold under repurchase agreements	1,109,622	37,078	3.34%	1,161,681	45,593	3.92%	779,715	29,207	3.75%

Total interest bearing liabilities	157,778,957	7,805,034	4.95%	126,605,128	6,190,326	4.89%	103,271,949	4,314,265	4.18%
Non-interest bearing deposits	20,749,925			19,513,375			18,275,259
Other liabilities	1,540,769			523,064			599,312

Total liabilities	180,069,651			146,641,567			122,146,520
Stockholders’ equity	16,499,825			14,129,407			13,221,795

Total liabilities and stockholders’ equity	196,569,476			$160,770,974			$135,368,315

Excess of interest- bearing assets over interest-bearing liabilities	29,952,082			26,925,795			24,491,339

Ratio of interest-earning assets to interest-bearing liabilities	118.98%			121.27%			123.72%
Net interest income		8,022,193			7,886,563			6,371,258
Net interest spread			3.48%			4.28%			4.18%
Net interest yield on interest earning assets			4.27%			5.14%			4.99%

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.  Tax-exempt income is not calculated on a tax-equivalent basis.  Loan fees of $742,921, $637,275, and $433,240 are included in the yields for 2001, 2000, and 1999, respectively.  Yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Table 2
Volume-Rate Analysis

The following tables show a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest earning assets and interest-bearing liabilities for 2001 over 2000 and 2000 over 1999.

	2001 over 2000 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Interest-earning deposits	(3,330)	–	(3,330)
Taxable	11,419	(53,077)	(41,658)
Non-taxable	(3,360)	(35,571)	(38,931)
Other investment securities	32,205	752	32,957
Federal funds sold	167,852	(119,807)	48,045
Loans (including loan fees)	2,668,376	(915,121)	1,753,255

Total interest earning assets	2,873,162	(1,122,824)	1,750,338

Interest expense on:
Deposits:
Interest bearing demand	255,264	(292,883)	(37,619)
Savings	48,312	41,087	89,399
Time	948,956	100,861	1,049,817
Securities sold under repurchase agreements	(960)	(7,555)	(8,515)
Federal Funds purchased	(29,310)	–	(29,310)
Federal Home Loan Bank Advances	550,936	–	550,936

Total interest bearing liabilities	1,773,198	(158,490)	1,614,708

Note:	Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

Table 2
Volume-Rate Analysis (continued)

	2000 over 1999 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Interest-earning deposits	5,206	–	5,206
Taxable	114,313	79,201	193,514
Non-taxable	(85,627)	29,939	(55,688)
Other investment securities	(7,731)	7,054	(677)
Federal funds sold	48,822	61,515	110,337
Loans (including loan fees)	2,598,431	540,243	3,138,674

Total interest earning assets	2,673,414	717,952	3,391,366

Interest expense on:
Deposits:
Interest bearing demand	68,505	66,245	134,750
Savings	(544)	4,000	3,456
Time	1,050,886	342,573	1,393,459
Securities sold under repurchase agreements	8,027	8,359	16,386
Federal funds purchased	20,244	3,771	24,015
Federal Home Loan Bank Advances	303,995	–	303,995

Total interest bearing liabilities	1,451,113	424,948	1,876,061

Note:	Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

Table 3
Investment Portfolio

The following table presents the carrying value of investments by category at December 31, 2000, 1999, and 1998:

	2001	2000	1999

Available for sale
State, county and municipal	$ 14,789,848	$ 12,738,644	$16,113,705
United States treasuries and agencies	8,322,957	9,448,516	8,248,061
Mortgage-backed	12,581,426	7,870,038	12,895,247
Trust preferred securities	500,000	–	–

Totals	$ 36,194,231	$ 30,057,198	$ 37,257,013

The following table presents the maturities of all investment securities at carrying value and the weighted average yields for each range of maturities presented.

Maturities at December 31, 2001	Government Agencies	Mortgage- Backed Securities	State, County and Municipal	Trust Preferred Securities	Weighted Average Yields
Within 1 year	$ –	$ –	702,607	$ –	6.80%
After 1 through 5 years	1,547,813	–	1,379,134	–	5.37%
After 5 through 10 years	5,087,011	352,229	1,804,491	–	6.55%
After 10 years	1,688,133	12,229,197	10,903,616	500,000	6.66%

Totals	$ 8,322,957	$ 12,581,426	$14,789,848	$ 500,000

Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

Table 4
Loan Portfolio

The following table presents loans by type at the end of the last 5 years.

	2001	2000	1999	1998	1997

Commercial, financial and agricultural	$ 18,154,481	$ 16,487,028	$ 12,714,342	$ 11,332,765	$ 10,570,994
Real estate - construction	45,386,203	29,663,443	28,310,935	16,925,962	13,824,372
Real estate - mortgage	74,130,798	64,214,266	40,222,371	38,942,845	38,748,388
Consumer	13,615,861	12,976,318	12,082,629	9,578,312	9,129,134

	151,287,343	123,341,055	93,330,277	76,779,884	72,272,888
Less: Allowance for loan losses	(1,812,041)	(1,807,671)	(1,469,126)	(1,427,420)	(1,362,530)

Loans, net	$149,475,302	$121,533,384	$ 91,861,151	$ 75,352,464	$ 70,910,358

At December 31, 2001, maturities of loans in the indicated classifications were as follows:

Maturity	Commercial, Financial and Agricultural	Real Estate Construction	Total

Within 1 year	$ 7,880,431	$ 35,127,203	$ 43,007,634
1 to 5 years	10,045,758	10,259,000	20,304,758
Over 5 years	228,292	–	228,292

Totals	$ 18,154,481	$ 45,386,203	$ 63,540,684

As of December 31, 2001, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows:

	Fixed Interest Rates	Variable Interest Rates	Total

Commercial, financial and agricultural
1 to 5 years	$ 7,880,431	$ 2,165,327	$ 10,045,758
Over 5 years	$ 196,088	$ 32,204	$ 228,292

Real estate construction
1 to 5 years	–	$ 10,259,000	$ 10,259,000
Over 5 years	–	–	–

Table 4
Loan Portfolio (continued)

The following summarizes past-due and non-accrual loans, other real estate and repossessions and income that would have been reported on non-accrual loans as of December 31, 2001, 2000, 1999, 1998, and 1997:

	December 31,
	2001	2000	1999	1998	1997

	$ 43,690	$ 37,265	$ 53,398	$ 40,000	$ 40,000
Accruing loans 90 days or more past due	33,675	586	–	530	–
Non-accrual loans	910,822	217,919	25,010	30,571	4,000
Interest on non-accrual loans which would have been reported	30,800	7,200	200	1,500	200
Interest recognized on non-accrual loans prior to reclassification of loans	57,000	10,000	2,000	1,000	500

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful.  As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal and interest for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms.  Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection.  Generally, payments received on non-accrual loans are applied directly to principal.

Table 5
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

	2001	2000	1999	1998	1997

	(Amounts are presented in thousands)
Balance at beginning of year	$1,808	$1,469	$1,427	$1,363	$1,202
Charges-offs:
Commerce, financial and agricultural	275	69	29	18	4
Installment	107	29	74	74	30

Total charge-offs	382	98	103	92	34

Recoveries:
Commerce, financial and agricultural	70	31	17	73	4
Installment	16	19	12	23	25

Total recoveries	86	50	29	96	29

Net charge-offs (recoveries)	296	48	74	(4)	5
Provisions charged to operations	300	387	116	60	166

Balance at end of year	$1,812	$1,808	$1,469	$1,427	$1,363

Ratios of net charge-offs (recoveries) during the period to average loans outstanding during the period	.21%	.04%	.09%	(.01%)	.01%

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

On all loans past due 120 days, it is the policy of the Company to charge off those loans whose collectability is sufficiently questionable that it can no longer justify showing the loans as an asset on its balance sheet.  To determine if a loan should be charged off, all possible sources of repayment are analyzed, including: (1) the potential future cash flow, (2) the value of the Company’s collateral, and (3) the strength of co-makers or guarantors of the loan in question.  When these sources do not add up to a reasonable probability that the loan can be collected, the loan is then charged off.  Loans are charged off by crediting the appropriate loan category and debiting the reserve for loan losses account.

The officer of account initiates the charge-off procedure by submitting a request for charge-off form to the Directors Loan Committee.  After the concurrence of the Directors Loan Committee and CEO approval, the loan is charged off.  All principal is charged to the reserve for loan losses.  Any accrued but unpaid interest is charged against current years earnings.  All future payments received on the loan are credited to the reserve for loan losses account.

As mentioned previously, at December 31, 2001, the Company had loan concentrations in the housing industry and in the hotel and motel industry.  The Company monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines.  The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely effect construction of new homes and developments of new housing communities.  Although the overall economy slowed somewhat during 2001, the Company’s housing lending was not materially effected.  This is primarily due to a strong local economy, which is attributable to the Company’s proximity to the University of Georgia, which provides significant economic stimuli to the area.  The Company’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.  This industry slowed significantly during the fourth quarter of 2001 as a result of the September 11 terrorist attacks.  The Company has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown.  Management of the Company is confident that all of the Company’s hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

Table 6
Deposits

The average balance of the deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

	December 31,
	2001		2000		1999

Deposits:
Non-interest bearing demand	$ 20,749,925	–	$ 19,513,375	–	$ 18,275,259	–
Interest bearing demand	41,854,844	2.73%	35,981,339	3.28%	35,025,775	2.99%
Savings	11,542,884	2.47%	9,579,717	2.04%	9,606,416	2.00%
Time	89,971,607	6.10%	74,724,850	5.94%	57,723,166	5.27%

	$164,119,260		$139,799,281		$120,630,616

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2001 are summarized as follows:

Within 3 months	$ 5,177,374
After 3 through 6 months	5,870,380
After 6 through 12 months	6,366,577
After 12 months	1,206,483

$18,620,814

Table 7
Selected Ratios

The following table sets out certain ratios of the Company for the years indicated.

	2001	2000	1999
Net income to:
Average stockholders’ equity	14.50%	17.46%	16.66%
Average assets	1.22%	1.53%	1.63%
Dividends to net income	37.61%	40.13%	40.85%
Average equity to average assets	8.39%	8.79%	9.77%

ITEM 7.           FINANCIAL STATEMENTS.

                The financial statements and the report of independent accountants are included in this report beginning at page F-1 of this Form 10-KSB.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                          DISCLOSURE.

                During the Bank’s two most recent fiscal years, the Bank did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                The information contained under the headings “Information About Nominees For Directors and  Executive Officers,” and “Compliance with Section 16(a)” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s annual meeting of shareholders to be held on May 6, 2002 to be filed with the Securities and Exchange Commission (“SEC”), is incorporated herein by reference.

ITEM 10.            EXECUTIVE COMPENSATION.

                The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Bank’s annual meeting of shareholders to be held on May 6, 2002, to be filed with the SEC, is incorporated herein by reference.

ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The information contained under the heading “Beneficial Ownership of Securities and Voting Rights” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company ’s annual meeting of shareholders to be held on May 6, 2002, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                The information contained under the heading “Certain Relationships and Related Transaction” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all the Company’s annual meeting of shareholders to be held on May 6, 2002, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.            EXHIBITS, LIST AND REPORTS ON FORM 8-K.

                (a)         Financial Statements.

                              The following financial statements and notes thereto of the Registrant are located beginning at page F-1 of this Form 10-KSB pursuant to Item 7 of this Report:

1.        Report of Independent Certified Public Accountants
2.        Balance Sheets  - December 31, 2001 and 2000
3.        Statements of Earnings
             For the Years Ended December 31, 2001, 2000, and 1999
4.        Statements of Changes in Stockholders Equity
           For the Years Ended December 31, 2001, 2000, and 1999
5.        Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000, and 1999
6.        Notes to Financial Statements

 The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B.

3.1	Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998 (included as Exhibit 3.1 to the Bank’s 10-KSB filed with the SEC on March 30, 1999 and incorporated hereby reference).
3.2	Amended and Restated Bylaws of Oconee Financial Corporation, dated May 7, 2001.
4.	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws which define the rights of the holders of Common Stock of the Bank.

4.1	Form of Common Stock Certificate (included as Exhibit 4.1 to the Bank’s 10-KSB filed with the SEC on March 30, 1999 and incorporated hereby reference).
10.1	Oconee State Bank Officers’ Cash Incentive Plan.
21.	Subsidiaries of Oconee Financial Corporation (included as Exhibit 21 to the Bank’s 10-KSB filed with the SEC on March 30, 1999 and incorporated hereby reference).
24.	Power of Attorney (included herein on signature page).

                   (b)         Reports on Form 8-K.

                                The Bank did not file any reports on Form 8-k during the fourth quarter of 2001.

OCONEE FINANCIAL CORPORATION

Consolidated Financial Statements

December 31, 2001, 2000 and 1999

(with Independent Accountants’ Report thereon)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Oconee Financial Corporation:

We have audited the accompanying consolidated balance sheets of Oconee Financial Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Financial Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

         /s/ Porter Keadle Moore, LLP

Atlanta, Georgia
February 8, 2002

OCONEE FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 2001 and 2000

 Assets

	2001	2000

Cash and due from banks, including reserve
requirements of $2,269,000 and $1,111,000	$ 8,051,077	4,992,978
Interest-bearing deposits with banks	–	100,000
Federal funds sold	5,887,000	16,990,000

Cash and cash equivalents	13,938,077	22,082,978
Investment securities	36,194,231	30,057,198
Other investments	765,429	765,429
Mortgage loans held for sale	6,902,766	2,278,613
Loans, net	149,475,302	121,533,384
Premises and equipment, net	2,253,136	2,218,729
Accrued interest receivable and other assets	2,995,063	2,988,828

	$ 212,524,004	181,925,159

Liabilities and Stockholders’ Equity
Deposits:
Demand	$ 22,041,622	20,064,661
Interest-bearing demand	53,669,317	37,189,965
Savings	17,256,006	7,997,824
Time	86,761,307	85,285,167

Total deposits	179,728,252	150,537,617

Securities sold under repurchase agreements	645,016	836,087
Federal Home Loan Bank advances	13,300,000	13,300,000
Accrued interest payable and other liabilities	2,057,315	2,196,120

Total liabilities	195,730,583	166,869,824

Stockholders’ equity:
Common stock, par value $2, authorized 1,500,000 shares,
issued and outstanding 899,885 shares	1,799,770	1,799,770
Additional paid-in capital	4,246,832	4,246,832
Retained earnings	10,671,321	9,178,677
Accumulated other comprehensive income (loss)	75,498	(169,944)

Total stockholders’ equity	16,793,421	15,055,335

	$ 212,524,004	181,925,159

  See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Earnings

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Interest income:
Interest and fees on loans	$ 13,271,683	11,518,428	8,379,754
Interest on federal funds sold	452,596	404,551	294,214
Interest and dividends on securities:
U. S. Treasuries	–	12,256	116,719
U. S. Government agencies	1,314,972	1,344,374	1,046,094
State, county and municipal	713,717	752,648	808,336
Other	72,383	39,426	40,103
Interest on interest bearing deposits	1,876	5,206	303

Total interest income	15,827,227	14,076,889	10,685,523

Interest expense:
Interest-bearing demand deposits	1,142,992	1,180,610	1,045,860
Savings deposits	284,883	195,484	192,028
Time deposits	5,485,150	4,435,334	3,041,875
Federal Home Loan Bank advances	854,931	303,995	–
Other	37,078	74,903	34,502

Total interest expense	7,805,034	6,190,326	4,314,265

Net interest income	8,022,193	7,886,563	6,371,258

Provision for loan losses	300,000	386,600	116,000

Net interest income after provision for loan losses	7,722,193	7,500,563	6,255,258

Other income:
Service charges	899,088	780,368	664,279
Gain (loss) on sale of securities	–	(161,867)	9,171
Mortgage banking income	779,960	487,938	327,162
Miscellaneous	312,456	270,782	287,546

Total other income	1,991,504	1,377,221	1,288,158

Other expenses:
Salaries and employee benefits	3,863,829	3,205,107	2,663,419
Occupancy	853,498	727,866	543,808
Other operating	1,598,127	1,413,242	1,299,133

Total other expenses	6,315,454	5,346,215	4,506,360

Earnings before income taxes	3,398,243	3,530,969	3,037,056

Income tax expense	1,005,714	1,064,187	833,729

Net earnings	$ 2,392,529	2,466,782	2,203,327

Net earnings per share	$ 2.66	2.74	2.45

Weighted average shares outstanding	899,885	899,885	899,990

 See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Net earnings	$ 2,392,529	2,466,782	2,203,327

Other comprehensive income (loss), net of income taxes:
Unrealized gains on securities available for sale:
Holding gains (losses) arising during period,
net of tax of $150,176, $285,057 and ($477,457)	245,442	465,884	(780,332)
Reclassification adjustment for losses (gains) included in net
earnings, net of tax of $0, $61,445 and ($3,481)	–	100,422	(5,690)

Total other comprehensive income (loss)	245,442	566,306	(786,022)

Comprehensive income	$ 2,637,971	3,033,088	1,417,305

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

 Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2001, 2000 and 1999

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 1998	$ 1,800,000	4,250,000	6,398,412	49,772	12,498,184

January 1, 1999 conversion of 1 share of Oconee State Bank stock for 1 share of Oconee Financial Corporation stock	–	–	–	–	–

Purchase and retirement of common stock	(60)	(840)	–	–	(900)

Cash dividends declared ($1.00) per share	–	–	(899,970)	–	(899,970)

Change in net unrealized gain (loss) on investment securities available for sale, net of tax	–	–	–	(786,022)	(786,022)

Net earnings	–	–	2,203,327	–	2,203,327

Balance, December 31, 1999	1,799,940	4,249,160	7,701,769	(736,250)	13,014,619

Purchase and retirement of common stock	(170)	(2,328)	–	–	(2,498)

Cash dividends declared ($1.10) per share	–	–	(989,874)	–	(989,874)

Change in net unrealized gain (loss) on investment securities available for sale, net of tax	–	–	–	566,306	566,306

Net earnings	–	–	2,466,782	–	2,466,782

Balance, December 31, 2000	1,799,770	4,246,832	9,178,677	(169,944)	15,055,335

Cash dividends declared ($1.00) per share	–	–	(899,885)	–	(899,885)

Change in net unrealized gain (loss) on investment securities available for sale, net of tax	–	–		245,442	245,442

Net earnings	–	–	2,392,529	–	2,392,529

Balance, December 31, 2001	$ 1,799,770	4,246,832	10,671,321	75,498	16,793,421

 See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net earnings	$ 2,392,529	2,466,782	2,203,327
Adjustments to reconcile net earnings to net
Cash provided (used) by operating activities:
Depreciation, amortization and accretion	307,402	306,446	248,192
Provision for loan losses	300,000	386,600	116,000
Provision for deferred taxes	(340)	(120,110)	(24,203)
Loss (gain) on sale of investment securities	–	161,867	(9,171)
Gain on sale of premises and equipment	–	(1,500)	–
Change in:
Accrued interest receivable and other assets	(109,877)	(311,353)	(312,256)
Accrued interest payable and other liabilities	(95,011)	375,384	75,020
Mortgage loans held for sale	(4,624,153)	(411,223)	(32,090)

Net cash provided (used) by operating activities	(1,829,450)	2,852,893	2,264,819

Cash flows from investing activities:
Purchase of other investments	–	(272,800)	(39,800)
Purchase of investment securities available for sale	(19,943,661)	(2,950,769)	(10,236,926)
Purchase of investment securities held to maturity	–	–	(1,854,069)
Proceeds from calls and maturities of investment securities
available for sale	14,274,230	2,077,390	4,788,162
Proceeds from calls and maturities of investment securities
held to maturity	–	–	500,000
Proceeds from sales of investment securities available
for sale	–	8,847,572	3,130,054
Proceeds from sales of investment securities
held to maturity	–	–	505,000
Net change in loans	(28,241,918)	(30,058,833)	(16,624,687)
Purchases of premises and equipment	(413,792)	(922,619)	(367,136)
Proceeds from sales of premises and equipment	–	1,500	–
Proceeds from sales of other real estate	–	2,736	–

Net cash used by investing activities	(34,325,141)	(23,275,823)	(20,199,402)

Cash flows from financing activities:
Net change in deposits	29,190,635	14,010,408	20,407,021
Net change in securities sold under repurchase agreements	(191,071)	(29,821)	307,739
Net change in Federal Home Loan Bank advances	–	13,300,000	–
Dividends paid	(989,874)	(899,970)	(720,000)
Purchase and retirement of stock	–	(2,498)	(900)

Net cash provided by financing activities	28,009,690	26,378,119	19,993,860

Net increase (decrease) in cash and cash equivalents	(8,144,901)	5,955,189	2,059,277

Cash and cash equivalents at beginning of year	22,082,978	16,127,789	14,068,512

Cash and cash equivalents at end of year	$ 13,938,077	22,082,978	16,127,789

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 7,908,814	5,941,998	4,175,389
Income taxes	$ 1,044,000	869,000	629,000

Noncash investing and financing activities:
Change in net unrealized loss on investment
securities available for sale, net of tax	$ 245,442	566,306	786,022
Change in dividends payable	$ (89,989)	89,904	179,970
Transfer of investment securities held to maturity to
available for sale	$ –	–	16,159,794
Transfer of loans to other real estate	$ 73,164	–	–
Financed sale of other real estate	$ 73,164	–	–

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

 Notes to Consolidated Financial Statements

(1)     Summary of Significant Accounting Policies

Organization
Oconee Financial Corporation (“OFC”) received regulatory approval to operate as a bank holding company on October 13, 1998, and began operations effective January 1, 1999. OFC is primarily regulated by the Federal Reserve Bank, and serves as the one-bank holding company for Oconee State Bank.

Oconee State Bank (the “Bank”) commenced business in 1960 upon receipt of its banking charter from the Georgia Department of Banking and Finance (the “DBF”). The Bank is primarily regulated by the DBF and the Federal Deposit Insurance Corporation and undergoes periodic examinations by these regulatory agencies. The Bank provides a full range of commercial and consumer banking services primarily in Oconee and Clarke counties in Georgia.

Principles of Consolidation
The consolidated financial statements include the financial statements of Oconee Financial Corporation and its wholly owned subsidiary, Oconee State Bank (collectively called the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation
The accounting principles followed by the Company, and the methods of applying these principles, conform with generally accepted accounting principles (“GAAP”) and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses and valuation of real estate acquired in connection with or in lieu of foreclosure on loans.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and federal funds sold.

Investment Securities
The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. At December 31, 2001 and 2000, all investment securities were classified as available for sale.

Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders’ equity until realized.

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

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)     Summary of Significant Accounting Policies, continued

Other Investments
Other investments include Federal Home Loan Bank stock and other equity securities with no readily determinable fair value. These investment securities are carried at cost.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or market value. At December 31, 2001 and 2000, the cost of mortgage loans held for sale approximates the market value.

Loans and Allowance for Loan Losses
Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected.

Accrual of interest is discontinued on a loan when management believes, after considering economic conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Interest previously accrued but not collected is reversed against current period earnings when such loans are placed on non-accrual status.

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in seven different categories. Grades four through seven are assigned allocations of loss based on standard regulatory loss percentages. All other loans are assigned loss allocations based on historical credit loss percentages. The combination of these results are compared quarterly to the recorded allowance for loan losses. Management uses an external loan review program to challenge and corroborate the internal grading system and provide additional analysis in determining the adequacy of the allowance and the future provisions for estimated loan losses.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different than those of management.

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

Buildings and improvements	5 – 40 years
Furniture and equipment	3 – 10 years

 OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)    Summary of Significant Accounting Policies, continued

Securities Sold Under Repurchase Agreements
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

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Profit Sharing Plan
The Company has a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The total contribution by the Company for 2001, 2000 and 1999 was approximately $241,800, $180,900 and $127,100, respectively.

Mortgage Banking Income
Mortgage banking income represents net gains from the sale of mortgage loans and fees received from borrowers and loan investors related to the Bank’s origination of single-family residential mortgage loans.

Net Earnings Per Common Share
Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Company had no potential common shares outstanding during 2001, 2000 and 1999.

In April, 2001, the Company declared a 5 for 1 stock split. All previously reported per share amounts have been restated to reflect the stock split.

Reclassification
Reclassifications of certain amounts in the 2000 and 1999 financial statements have been made to conform with the financial statement presentation for 2001. The reclassifications have no effect on net earnings or shareholders’ equity as previously reported.

Derivative Instruments and Hedging Activities
Effective July 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. At the date of initial application, an entity may transfer any held to maturity security into the available for sale or trading categories without calling into question the entity’s intent to hold other securities to maturity in the future. In 1999, the Company transferred all held to maturity investment securities to available for sale under this provision of SFAS No. 133. The held to maturity securities had amortized costs of approximately $16,160,000 and net unrealized loss of approximately $41,000. The result of the transfer was to decrease stockholders’ equity by approximately $22,000, which represented the net of tax effect of the unrealized losses associated with the held to maturity investments transferred.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)    Corporate Reorganization

Effective January 1, 1999, the Bank completed the process of converting to the holding company form of operation. Oconee Financial Corporation has become the parent of the Bank. OFC is a Georgia, one-bank holding company, headquartered in Watkinsville, Georgia.

The Bank’s shareholders approved the holding company reorganization on December 15, 1998. Regulatory approval was received on October 13, 1998. The holding company conversion was completed successfully on January 1, 1999. As a result of the conversion, each share of Bank $10 par value common stock was converted into one share of OFC $10 par value stock. OFC is the sole shareholder of the Bank.

(3)    Investment Securities

Investment securities available for sale at December 31, 2001 and 2000 are as follows:

	December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agencies	$ 8,155,141	171,916	4,100	8,322,957
State, county and municipal	14,765,014	202,840	178,006	14,789,848
Mortgage-backed securities	12,652,384	20,763	91,721	12,581,426
Trust preferred securities	500,000	–	–	500,000

Total	$ 36,072,539	395,519	273,827	36,194,231

	December 31, 2000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agencies	$ 9,543,711	34,544	129,739	9,448,516
State, county and municipal	12,739,772	128,240	129,368	12,738,644
Mortgage-backed securities	8,047,641	–	177,603	7,870,038

Total	$ 30,331,124	162,784	436,710	30,057,198

The amortized cost and fair value of investment securities available for sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due within one year	$ 695,012	702,607
Due from one to five years	2,841,063	2,926,947
Due from five to ten years	6,787,334	6,891,502
Due after ten years	13,096,746	13,091,749
Mortgage-backed securities	12,652,384	12,581,426

	$ 36,072,539	36,194,231

Proceeds from sales of securities available for sale during 2000 were $8,847,572. Gross gains of $2,861 and gross losses of $164,728 were realized on 2000 sales. Proceeds from sales of securities available for sale during 1999 were $3,130,054. Gross gains of $7,895 and gross losses of $7,546 were realized on 1999 sales. There were no sales of securities during 2001.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)     Investment Securities, continued

During 1999, the Company determined that a municipal bond classified as held to maturity was deemed an unacceptable investment security for banks by the DBF. The bond was sold during 1999 for $505,000. A gain of $8,822 was realized on the sale.

Securities with a carrying value of approximately $22,419,000 and $16,817,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes as required by law.

(4)     Loans

Major classifications of loans at December 31, 2001 and 2000 are summarized as follows:

	2001	2000

Commercial, financial and agricultural	$ 18,154,481	16,487,028
Real estate – mortgage	74,130,798	64,214,266
Real estate – construction	45,386,203	29,663,443
Consumer	13,615,861	12,976,318

Total loans	151,287,343	123,341,055
Less allowance for loan losses	1,812,041	1,807,671

Total net loans	$ 149,475,302	121,533,384

The Bank grants loans and extensions of credit primarily to individuals and a variety of firms and corporations located in certain Georgia counties including Oconee and Clarke. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

At December 31, 2001 and 2000, the recorded investment in loans that were considered to be impaired under SFAS No. 114 was approximately $911,000 and $218,000, respectively. The related allowance for loan losses on these loans was approximately $137,000 and $33,000 at December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans for the twelve months ended December 31, 2001 and 2000 was approximately $449,000 and $117,000, respectively. For the years ended December 31, 2001, 2000 and 1999, the Company recognized approximately $57,000, $10,000 and $2,000, respectively, of interest income on impaired loans.

Changes in the allowance for loan losses were as follows:

	2001	2000	1999

Balance at beginning of year	$ 1,807,671	1,469,126	1,427,420
Amounts charged off	(381,521)	(97,676)	(102,981)
Recoveries on amounts previously charged off	85,891	49,621	28,687
Provision for loan losses	300,000	386,600	116,000

Balance at end of year	$ 1,812,041	1,807,671	1,469,126

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

 (5)     Premises and Equipment

 Major classifications of premises and equipment are summarized as follows:

	2001	2000

Land	$ 459,929	459,929
Buildings and improvements	1,853,636	1,796,481
Furniture and equipment	2,678,584	2,321,947

	4,992,149	4,578,357
Less accumulated depreciation	2,739,013	2,359,628

	$ 2,253,136	2,218,729

Depreciation expense was $379,385, $329,780 and $235,802 for the years ended December 31, 2001, 2000 and 1999, respectively.

(6)     Deposits

The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were approximately $18,621,000 and $24,143,000 at December 31, 2001 and 2000, respectively.

At December 31, 2001, the scheduled maturities of certificates of deposits are as follows:

2002	$ 70,001,789
2003	14,747,799
2004	876,790
2005	791,820
2006 and thereafter	343,109

$ 86,761,307

At December 31, 2001, the Bank had one customer with deposits of approximately $12,200,000.

(7)     Income Taxes

The components of income tax expense in the statements of earnings are as follows:

	2001	2000	1999

Current	$ 1,006,054	1,184,297	857,932
Deferred	(340)	(120,110)	(24,203)

Total income tax expense	$ 1,005,714	1,064,187	833,729

The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2001	2000	1999

Pretax income at statutory rates	$ 1,155,403	1,200,529	1,032,599
Add (deduct):
Tax exempt interest income	(231,880)	(258,405)	(279,293)
Non-deductible interest expense	40,424	38,178	34,719
State taxes, net of federal effect	42,590	78,896	69,836
Other	(823)	4,989	(24,132)

	$ 1,005,714	1,064,187	833,729

OCONEE FINANCIAL CORPORATION

 Notes to Consolidated Financial Statements, continued

(7)     Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset. The net deferred tax asset is a component of other assets at December 31, 2001 and 2000.

	2001	2000
Deferred income tax assets:
Allowance for loan losses	$ 601,649	599,990
Other real estate	25,952	25,952
Unrealized losses on investment securities available for sale	–	103,982
Other	13,155	7,544

Total gross deferred income tax assets	640,756	737,468

Deferred income tax liabilities:
Premises and equipment	54,366	47,436
Unrealized gains on investment securities available for sale	46,194	–

Total gross deferred income tax liabilities	100,560	47,436

Net deferred income tax asset	$ 540,196	690,032

(8)     Federal Home Loan Bank Advances

The Bank has an agreement with the Federal Home Loan Bank (“FHLB”) whereby the FHLB agreed to provide the Bank credit facilities under an Agreement for Advances and Security Agreement. Any amounts advanced by the FHLB are secured under a blanket floating lien on all of the Bank’s 1–4 family first mortgage loans. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB. At December 31, 2001 and 2000, the Bank had one advance outstanding in the amount of $13,300,000, which matures in August 2003, and calls for interest to be paid quarterly at a fixed rate of 6.34%.

(9)     Related Party Transactions

The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following is a summary of activity for related party loans for 2001:

Beginning balance	$ 4,011,000
New loans	5,487,000
Repayments	(5,425,000)

Ending balance	$ 4,073,000

Deposits with related parties totaled approximately $9,316,000 and $5,710,000 as of December 31, 2001 and 2000, respectively.

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

OCONEE FINANCIAL CORPORATION

 Notes to Consolidated Financial Statements, continued

(10)   Commitments, continued

 In most cases, the Company does require collateral or other security to support financial instruments with credit risk.

	Contractual Amount

	2001	2000
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$ 22,002,000	25,237,000
Standby letters of credit and
financial guarantees written	$ 715,000	736,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to businesses in the Company’s delineated trade area. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate, equipment, automobiles and customer deposits as collateral supporting those commitments for which collateral is deemed necessary.

The Company sells participations in certain types of loans in order to comply with legal lending limits. Pursuant to certain of the participation agreements, the participating institutions are to receive 100% of their investment prior to the Company, regardless of repayment, default, foreclosure or liquidation. At December 31, 2001, the Company had participations sold outstanding of $1,057,000 and commitments to sell $2,886,000 under these agreements.

(11)   Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(11)   Regulatory Matters, continued

The capital ratios for the Company are essentially the same as those of the Bank. Therefore, only the Bank’s capital ratios are presented in the following table (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001: Total Capital (to Risk-Weighted Assets)	$ 18,380	11.8%	$ 12,519	8.0%	$ 15,649	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$ 16,568	10.6%	$ 6,259	4.0%	$ 9,389	6.0%
Tier 1 Capital (to Average Assets)	$ 16,568	8.0%	$ 8,275	4.0%	$ 10,344	5.0%
As of December 31, 2000 Total Capital (to Risk-Weighted Assets)	$ 16,682	12.7%	$ 10,535	8.0%	$ 13,169	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$ 15,036	11.4%	$ 5,268	4.0%	$ 7,901	6.0%
Tier 1 Capital (to Average Assets)	$ 15,036	8.6%	$ 7,015	4.0%	$ 8,769	5.0%

(12)   Stockholders’ Equity

On April 16, 2001, the Board of Directors of the Company declared a 5 for 1 stock split payable to stockholders of record on May 8, 2001. All share and per share amount have been changed to reflect the stock split as if it had occurred on December 31, 1998.

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its shareholders and for other working capital needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year’s net earnings, and the ratio of equity capital to total assets.  Approximately $1,216,000 is available for payment of dividends from the Bank to the Company in 2002.

(13)   Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

Cash and Cash Equivalents
For cash, due from banks, interest bearing deposits with banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities
Fair values for investment securities are based on quoted market prices.

Other Investments
The carrying amount of other investments approximates fair value.

OCONEE FINANCIAL CORPORATION

 Notes to Consolidated Financial Statements, continued

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

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2001 and 2000 are as follows:

	2001		2000

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)		(In thousands)
Assets:
Cash and cash equivalents	$ 13,938	13,938	22,083	22,083
Investment securities available for sale	$ 36,194	36,194	30,057	30,057
Loans and mortgage loans held for sale	$ 156,378	157,948	123,812	122,497
Other investments	$ 765	765	765	765
Liabilities:
Deposits and securities sold under
repurchase agreement	$ 180,373	182,072	151,374	151,507
FHLB Advances	$ 13,300	13,758	13,300	13,503
Unrecognized financial instruments:
Commitments to extend credit	$ 22,002	22,002	25,237	25,237
Standby letters of credit	$ 715	715	736	736

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(14)   Other Operating Expenses

Components of other operating expenses which are greater than 1% of interest income and other income are as follows:

	2001	2000	1999
Postage expense	$ 104,181	138,217	130, 345

 (15)   Oconee Financial Corporation (Parent Company Only) Financial Information

Balance Sheets
December 31, 2001 and 2000

Assets

	2001	2000

Cash	$ 1,050,161	1,174,375
Investment in subsidiary	16,643,625	14,866,161
Other assets	5,029	7,544

	$ 17,698,815	16,048,080

Liabilities and Stockholders’ Equity
Other liabilities	$ 905,394	992,745
Stockholders’ equity	16,793,421	15,055,335

	$ 17,698,815	16,048,080

Statements of Earnings
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Dividends from subsidiary	$ 899,885	1,122,878	1,015,947

Other expenses	63,472	22,533	68,392

Earnings before income taxes and equity in
undistributed earnings of subsidiary	836,413	1,100,345	947,555

Income tax benefit	24,094	8,554	25,962

Earnings before equity in undistributed earnings
of subsidiary	860,507	1,108,899	973,517

Equity in undistributed earnings of subsidiary	1,532,022	1,357,883	1,229,810

Net earnings	$ 2,392,529	2,466,782	2,203,327

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(15)   Oconee Financial Corporation (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net earnings	$ 2,392,529	2,466,782	2,203,327
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,532,022)	(1,357,883)	(1,229,810)
Change in:
Other assets	2,515	3,415	(10,959)
Other liabilities	2,638	(6,430)	9,301

Net cash provided by operating activities	865,660	1,105,884	971,859

Cash flows from financing activities:
Dividends paid	(989,874)	(899,970)	–
Purchase and retirement of common stock	–	(2,498)	(900)

Net cash used by financing activities	(989,874)	(902,468)	(900)

Change in cash	(124,214)	203,416	970,959

Cash at beginning of year	1,174,375	970,959	–

Cash at end of year	$ 1,050,161	1,174,375	970,959

Supplemental disclosure of cash flow information:
Noncash investing activities:
Change in unrealized gain (loss) on securities
available for sale	$ 245,442	566,306	786,022
Change in dividends payable	$ (89,989)	89,904	899,970

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 27th of March, 2002.

OCONEE STATE BANK
(Registrant)

By: /s/ B. Amrey Harden

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

                Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities indicated on the 27th day of March 2002.

Signature	Title

/s/ G. Robert Bishop
Director
G. Robert Bishop

/s/ Jimmy L. Christopher
Director
Jimmy L. Christopher

/s/ Douglas D. Dickens
Chairman of the Board of Directors
Douglas D. Dickens

/s/ Walter T. Evans, Sr.
Directors
Walter T. Evans, Sr.

/s/ John A. Hale
Vice Chairman of the Board of Directors
John A. Hale

/s/ B. Amrey Harden
President and Chief Executive Officer, Director
B. Amrey Harden

/s/ Donald Jesweak
Senior Vice President and Senior Lending Officer
Donald L. Jesweak

/s/ Henry C. Maxey
Director
Henry C. Maxey

/s/ Carl R. Nichols
Director
Carl R. Nichols

/s/ Ann Breedlove Powers
Director
Ann Breedlove Powers

/s/ Jerry K. Wages
Executive Vice President and Chief Financial
Jerry K. Wages	Officer, Chief Accounting Officer, Corporate Secretary, and Director

/s/ Virginia S. Wells
Director
Virginia S. Wells

INDEX TO EXHIBITS

Exhibit
   No.                            Description

3.2           Amended and Restated Bylaws, dated May 7, 2001.

10.1         Oconee State Bank Officers’ Cash Incentive Plan.

Document Links

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

ITEM 2.      DESCRIPTION OF PROPERTIES

ITEM 3.      LEGAL PROCEEDINGS

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 7.      FINANCIAL STATEMENTS

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

PART III

ITEM 9.       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.     EXECUTIVE COMPENSATION

ITEM 11.     CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

CONSOLIDATED BALANCE SHEETS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

CONSOLIDATED STATEMENTS OF EARNINGS FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999`

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SELECTED STATISTICAL INFORMATION

Table 1 Average Balances and Interest Rates

Table 2 Volume-Rate Analysis

Table 3 Investment Portfolio

Table 4 Loan Portfolio

Table 5 Allowance for Loan Losses

Table 6 Deposits

Table 7 Selected Ratios

SIGNATURES