Form 10QSB
period 2002-03-30
OCONEE FINANCIAL CORP
filed 2002-05-13
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

YES       XX       NO

Common stock, par value $2 per share: 899,885 shares
outstanding as of May 10, 2002

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) at March 31, 2002	3

	Consolidated Statements of Earnings (unaudited) for the Three
	Months Ended March 31, 2002 and 2001	4

	Consolidated Statements of Comprehensive Income (unaudited)
	for the Three Months Ended March 31, 2002 and 2001	5

	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months Ended March 31, 2002 and 2001	6-7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9-12

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2002
(Unaudited)

Assets

Cash and due from banks	$8,541,385
Federal funds sold	4,382,000
Investment securities available for sale (amortized value of $34,939,758)	35,018,181

Mortgage loans held for sale	2,145,743

Loans	158,568,308
Less: Allowance for loan losses	(1,908,812)

Loans, net	156,659,496

Premises and equipment, net	2,231,481
Accrued interest receivable and other assets	3,629,270

Total Assets	$212,607,556

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$23,587,386
Interest-bearing	156,449,854

Total Deposits	180,037,240

Securities sold under repurchase agreements	1,143,928
Federal Home Loan Bank advances	13,300,000
Accrued interest payable and other liabilities	763,155

Total Liabilities	195,244,323

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,885 shares	1,799,770
Additional paid-in capital	4,246,832
Retained earnings	11,267,977
Accumulated other comprehensive income	48,654

Total stockholders’ equity	17,363,233

Total liabilities and stockholders’ equity	$212,607,556

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings

For Each of the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Interest Income:
Loans	$3,106,742	3,349,236
Investment securities:
Tax exempt	177,267	169,014
Taxable	309,969	265,315
Federal funds sold and other	38,749	226,620

Total interest income	3,632,727	4,010,185

Interest Expense:
Deposits	1,386,468	1,757,076
Other	215,875	220,172

Total interest expense	1,602,343	1,977,248

Net interest income	2,030,384	2,032,937

Provision for loan losses	105,000	75,000

Net interest income after provision for loan losses	1,925,384	1,957,937

Other Income:

Service charges on deposit accounts	216,894	233,017
Other operating income	410,323	269,662

Total other income	627,217	502,679

Other Expense:
Salaries and other personnel expense	1,051,461	956,117
Occupancy and equipment expense	226,462	188,068
Other operating expense	419,742	420,784

Total other expense	1,697,665	1,564,969

Earnings before income taxes	854,936	895,647

Income taxes	258,280	276,532

Net earnings	$ 596,656	619,115

Earnings per common share based on average
outstanding shares of 899,885 in 2002 and 2001:	$0.66	0.69

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Net earnings	$ 596,656	619,115

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax
of ($16,425) and $215,378	(26,844)	352,006

Total other comprehensive income (loss)	(26,844)	352,006

Comprehensive income	$ 569,812	971,121

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For Each of the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net earnings	$ 596,656	619,115
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	105,000	75,000
Depreciation, amortization and accretion	106,113	89,016
Change in assets and liabilities:
Interest receivable and other assets	131,222	(102,450)
Interest payable and other liabilities	(377,850)	(208,357)
Mortgage loans held for sale	4,757,023	(1,107,140)

Net cash provided by operating activities	5,318,164	(634,816)

Cash flows from investing activities:
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	1,125,765	2,289,807
Purchases of investment securities available for sale	0	(1,645,877)
Net change in loans	(7,289,194)	(9,057,852)
Purchases of premises and equipment	(77,442)	(181,490)

Net cash used by investing activities	(6,240,871)	(8,595,412)

Cash flows from financing activities:
Net change in deposits	308,988	10,636,394
Net change in securities sold under repurchase agreements	498,912	202,135
Dividends paid	(899,885)	(989,873)

Net cash provided by financing activities	(91,985)	9,848,656

Net decrease in cash and cash equivalents	(1,014,692)	618,428

Cash and cash equivalents at beginning of period	13,938,077	22,082,978

Cash and cash equivalents at end of period	$ 12,923,385	22,701,406

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For Each of the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Supplemental cash flow information:
Cash paid for interest	$ 1,674,024	1,194,778
Cash paid for taxes	$ 270,890	268,280

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$ -	73,164
Financed sale of other real estate owned	$ -	73,164
Change in dividends payable	$ 899,885	989,873
Change in net unrealized gain on investment securities
available for sale, net of tax	$ (26,844)	352,006

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

(3)        Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  The Corporation had no potential common shares outstanding during 2002 and 2001.

(4)        Stock Split

On April 16, 2001, the Board of Directors of the Corporation declared a 5 for 1 stock split payable to shareholders of record on May 8, 2001.  All share and per share amounts have been changed to reflect the stock split as if it had occurred on December 31, 2000.

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

Financial Condition

                Total assets at March 31, 2002 were $212,607,556, representing an $83,552(0.04%) increase from December 31, 2001.  Deposits increased $308,988 (0.17%) from December 31, 2001.  Loans increased $7,280,965 (4.81%).  The increase in loan volume is due primarily to an increase in loans to finance commercial real estate.  Investment securities decreased $1,176,050 (3.25%) from December 31, 2001 due primarily to paydowns of mortgage-backed securities.  The allowance for loan losses at March 31, 2002 was $1,908,812, compared to the December 31, 2001 balance of $1,812,041, representing 1.20% of total loans at both March 31, 2002, and December 31, 2001. Cash and cash equivalents decreased $1,014,692 from December 31, 2001.

                The total of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due were $983,155 at March 31, 2002, representing an decrease of $5,032 (0.51%) from December 31, 2001.  This increase is attributable to a $91,831 increase in other real estate owned, offset by decreases of $58,286 in nonaccrual loans, 6,426 in repossessed collateral, and $32,151 in loans more than 90 days past due.  Nonaccrual loans represented 0.54% of total loans outstanding at March 31, 2002, compared to 0.60% of total loans outstanding at December 31, 2001.  There were no relatedparty loans which were considered nonperforming at March 31, 2002.

                At March 31, 2002, the Company had loan concentrations in the housing industry and in the hotel and motel industry.  The Company monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines.

                The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely effect construction of new homes and developments of new housing communities.  Although the overall economy slowed somewhat during the past twelve months, the Company’s housing lending was not materially impacted.  This is primarily due to a strong local economy, which is attributable to the Company’s proximity to the University of Georgia, which provides significant economic stimuli to the area.  The Company’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.  This industry slowed significantly during the fourth quarter of 2001 as a result of the September 11 terrorist attacks.  The Company has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown.  Management of the Company is confident that all of the Company’s hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Results of Operations

                Net interest income decreased $2,553 (0.13%) in the first three months of 2002 compared to the same period for 2001.  Interest income for the first three months of 2002 was $3,632,727, representing a decrease of $377,458 (9.41%) as compared to the same period in 2001.  Interest expense for the first three months of 2000 decreased $374,905 (18.96%)compared to the same period in 2001.  The decrease in interest income during the first three months of 2002 compared to the same period in 2001 is primarily attributable to an increase in the volume of loans offset by the effects of a substantial decrease in the Bank’s prime lending rate during 2001.  The decrease in interest expense is primarily attributable to a substantially lower interest rate environment during the first three months of 2002 as compared to the same period in 2001.

                The Bank’s net interest margin for the first three months of 2002 was 4.24%, compared to 4.88% for the same time period during 2001.  This decrease is primarily attributable to a 475 basis point decrease in the prime rate during 2001.

                The Bank analyzes its allowance for loan losses on a monthly basis.  As of March 31, 2002, the provision for loan losses was $105,000, compared to $75,000 for the same period in 2001.  The increase in the provision for loan losses is primarily attributable to additional provisions made in 2001 due to loan growth.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

                Other income for the first three months of 2002 increased $124,538 (24.77%) compared to the first three months of 2001.  This increase is primarily attributable to a $120,252 increase in fee income on mortgage loans held for sale.  The increase in fee income on mortgage loans held for sale is due to an increase in the number of mortgage loans that the Bank originated during the first three months of 2002 as a result of mortgage interest rates being lower than during the same time period in 2001.

                Other expenses for the first three months of 2002 increased $132,696 (8.48%) compared to the first three months in 2001.  The net increase is primarily attributable a $95,344 (9.97%) increase in salaries and benefits expense due to the addition of new employees in response to the growth of the Bank and to merit increases based on employee performance.

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

                The Corporation monitors its liquidity position on a monthly basis.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is arrived at by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities, by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase.  At March 31, 2002, the Corporation’s liquidity ratio was 16.8%.

                The Corporation maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $5,600,000.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances up to $16,335,000, of which $13,300,000 was outstanding at March 31, 2002.

                During the first three months of 2002, cash and cash equivalents decreased $1,014,692 to a total of $12,923,385 at March 31, 2002 as cash used by investing and financing activities outpaced amounts provided by operating activities.  Cash inflows from operations totaled $5,318,164 during the first three months of 2002, while outflows from financing

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

activities totaled $91,985, most of which were net deposit increases during the first three months of $308,988 and increases in securities sold under repurchase agreements of $498,912, offset by cash dividends paid during the first three months of 2002 of $899,885.

                Investing activities used $6,240,871 of cash and cash equivalents, principally composed of net advances of loans to customers of $7,289,194, offset by proceeds from the maturities and paydowns of investment securities totaling $1,125,765.

Contractual Obligations and Commitments

                The Corporation has contractual obligations to make future payments pursuant to its agreement with the Federal Home Loan Bank (“FHLB”) and is party to certain off-balance sheet arrangements.

                At March 31, 2002, the Corporation had one advance from the FHLB outstanding in the amount of $13,300,000 which matures in August 2003 and calls for interest to be paid quarterly at a fixed rate of 6.34%.

                The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  At March 31, 2002, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $23,993,237and $725,941, respectively.

                Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $23,993,237 does not necessarily represent future cash requirements.  Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Capital

The following tables present Oconee State Bank’s regulatory capital position at March 31, 2002, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at March 31, 2002 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	10.7%
Tier 1 Capital minimum requirement	4.0%

Excess	6.7%

Total Capital, Actual	11.9%
Total Capital minimum requirement	8.0%

Excess	3.9%

Leverage Ratio

Tier 1 Capital to adjusted total assets (Leverage Ratio)	8.1%
Minimum leverage requirement	3.0%

Excess	5.1%

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

Date: May 10, 2002

By /s/ Jerry K. Wages

Jerry K. Wages
Executive Vice-President and C.F.O. (Principal Accounting Officer)

Date: May 10, 2002