Form 10QSB
period 2002-06-30
OCONEE FINANCIAL CORP
filed 2002-08-14
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

YES       XX       NO

Common stock, par value $2 per share: 899,885 shares
outstanding as of August 14, 2002

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) at June 30, 2002	3

	Consolidated Statements of Earnings (unaudited) for the Three Months and
	Six Months Ended June 30, 2002 and 2001	4

	Consolidated Statements of Comprehensive Income (unaudited)
	for the Three Months and the Six Months Ended June 30, 2002 and 2001	5

	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months and the Six Months Ended June 30, 2002 and 2001	6-7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9-12

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet

June 30, 2002
(Unaudited)

Assets

Cash and due from banks, including reserves requirements of $2,310,000	$9,082,504
Federal funds sold	2,993,000

Investment securities available for sale	33,106,965

Mortgage loans held for sale	3,954,631

Loans	170,739,224
Less: Allowance for loan losses	(2,005,726)

Loans, net	168,733,498

Premises and equipment, net	3,529,788
Accrued interest receivable and other assets	3,210,043

Total Assets	$224,610,429

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$23,870,579
Interest-bearing	167,102,644

Total Deposits	190,973,223

Securities sold under repurchase agreements	909,538
Federal Home Loan Bank advances	13,300,000
Accrued interest payable and other liabilities	1,076,977

Total Liabilities	206,259,738

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,885 shares	1,799,770
Additional paid-in capital	4,246,832
Retained earnings	11,906,518
Accumulated other comprehensive income	397,571

Total stockholders’ equity	18,350,691

Total liabilities and stockholders’ equity	$224,610,429

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings

For Each of the Three Months and the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	2002	2001	2002	2001
Interest Income:
Loans	$ 3,218,075	$ 3,365,848	$ 6,324,817	$ 6,715,084
Investment securities:
Tax exempt	182,131	173,487	359,398	342,501
Taxable	289,783	310,622	599,752	575,937
Federal funds sold and other	23,969	151,347	62,718	377,970

Total interest income	3,713,958	4,001,304	7,346,685	8,011,492

Interest Expense:
Deposits	1,309,918	1,822,795	2,696,386	3,579,872
Other	218,561	224,475	434,436	444,647

Total interest expense	1,528,479	2,047,270	3,130,822	4,024,519

Net interest income	2,185,479	1,954,034	4,215,863	3,986,973

Provision for loan losses	105,000	75,000	210,000	150,000

Net interest income after provision for loan losses	2,080,479	1,879,034	4,005,863	3,836,973

Other Income:

Service charges on deposit accounts	255,739	217,690	472,633	450,707
Securities gains, net	4,357	0	4,357	0
Other operating income	285,003	283,598	695,326	553,259

Total other income	545,099	501,288	1,172,316	1,003,966

Other Expense:
Salaries and other personnel expense	1,063,838	975,954	2,115,299	1,932,071
Net occupancy and equipment expense	229,310	213,699	455,772	401,767
Other operating expense	420,723	461,500	840,465	882,285

Total other expense	1,713,871	1,651,153	3,411,536	3,216,123

Earnings before income taxes	911,707	729,169	1,766,643	1,624,816

Income taxes	273,163	203,000	531,446	479,532

Net earnings	$ 638,544	$ 526,169	$ 1,235,197	$ 1,145,284

Earnings per common share based on average
outstanding shares of 899,885 in 2002 and 2001:	$ 0.71	$ 0.58	$ 1.37	$ 1.27

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Net earnings	$1,235,197	$1,146,490

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax
of $198,719 and $185,640	322,776	303,402
Reclassification adjustments for gains included in net earnings,
net of tax of $1,654	(2,703)	0

Total other comprehensive income	322,073	303,402

Comprehensive income	$1,557,270	$1,449,892

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net earnings	$1,235,197	$1,145,284
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	210,000	150,000
Depreciation, amortization and accretion	220,163	154,380
Gain on sale of investment securities	(4,357)	0
Change in assets and liabilities:
Interest receivable and other assets	692,280	(591,164)
Interest payable and other liabilities	(277,517)	25,476
Mortgage loans held for sale	2,948,135	(762,528)

Net cash provided by operating activities	4,973,901	121,448

Cash flows from investing activities:
Proceeds from sale of investment securities	995,331	0
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	2,597,458	5,190,357
Purchases of investment securities available for sale	0	(8,421,835)
Net change in loans	(19,560,027)	(15,009,535)
Purchases of premises and equipment	(1,478,844)	(235,690)

Net cash used by investing activities	(17,446,082)	(18,476,703)

Cash flows from financing activities:
Net change in deposits	11,244,971	15,066,484
Net change in securities sold under repurchase agreements	264,522	494,879
Dividends paid	(899,885)	(989,873)

Net cash provided by financing activities	10,609,608	14,571,490

Net decrease in cash and cash equivalents	(1,862,573)	(3,783,765)

Cash and cash equivalents at beginning of period	13,938,077	22,082,978

Cash and cash equivalents at end of period	$12,075,504	$18,299,213

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Supplemental cash flow information:
Cash paid for interest	$ 2,571,702	$ 3,198,356
Cash paid for taxes	$ 523,060	$ 564,366

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$ 91,831	$ 73,164
Financed sale of other real estate owned	$ ---	$ 73,164
Change in dividends payable	$ 899,885	$ 989,873
Change in net unrealized gain on investment securities
available for sale, net of tax	$ 322,073	$ 303,402

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2001 Annual Report to Shareholders.

Many of the Company’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability.  The collectibility of loans is reflected through the Company’s estimate of the allowance for loan losses.  The Company performs periodic detailed reviews of its loan portfolio in order to assess the adequacy of the allowance for loan losses in light of anticipated risks and loan losses.  In addition, investment securities and mortgage loans held for sale are reflected at their estimated fair value in the consolidated financial statements.  Such amounts are based on either quoted market prices or estimated values derived by the Company using dealer quotes or market comparisons.

The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein.  All such adjustments are of a normal recurring nature.

(2)           Cash and Cash Equivalents

For presentation in the financial statements, cash and cash equivalents include, cash on hand and amounts due from banks, and Federal Funds sold.

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

Financial Condition

Total assets at June 30, 2002 were $224,610,429, representing a $12,086,425 (5.69%) increase from December 31, 2001.  Deposits increased $11,244,971 (6.26%) from December 31, 2001.  Loans increased $19,451,881 (12.86%).  The increase in loan volume is due primarily to an increase in loans to finance commercial real estate.  Investment securities decreased $3,087,266 (8.53%) from December 31, 2001 due primarily to paydowns of mortgage-backed securities along with calls of U.S. Government Agency securities.  The related proceeds from these investment securities were used to fund loan growth.  The allowance for loan losses at June 30, 2002 was $2,005,726, compared to the December 31, 2001 balance of $1,812,041, representing 1.17% of total loans at June 30, 2002, compared to 1.20% of total loans at December 31, 2001. Cash and cash equivalents decreased $1,862,573 from December 31, 2001.

The total of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due were $980,322 at June 30, 2002, representing a decrease of $7,865 (0.80%) from December 31, 2001.  This decrease is primarily attributable to a $91,831 increase in other real estate owned, offset by decreases of $67,370 in nonaccrual loans and $30,953 in loans more than 90 days past due.  Nonaccrual loans represented 0.49% of total loans outstanding at June 30, 2002, compared to 0.60% of total loans outstanding at December 31, 2001.  There were no related party loans which were considered nonperforming at June 30, 2002.

At June 30, 2002, the Company had loan concentrations in the housing industry and in the hotel and motel industry.  The Company monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines.  The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely effect construction of new homes and developments of new housing communities.  Although the overall economy slowed somewhat during the past twelve months, the Company’s housing lending was not materially impacted.  This is primarily due to a strong local economy, which is attributable to the Company’s proximity to the University of Georgia, which provides significant economic stimuli to the area.  The Company’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.  This industry slowed significantly during the fourth quarter of 2001 as a result of the September 11 terrorist attacks.  The Company has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown.  Management of the Company is confident that all of the Company’s hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

The Corporation’s subsidiary bank was most recently examined by its primary regulatory authority in May of 2001. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Company’s liquidity, capital resources or operations.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Results of Operations

Net interest income increased $227,684 (5.71%) in the first six months of 2002 compared to the same period for 2001.  Interest income for the first six months of 2002 was $7,346,685, representing a decrease of $664,807 (8.30%) as compared to the same period in 2001.  Interest expense for the first six months of 2002 decreased $893,697 (22.21%) compared to the same period in 2001.  The decrease in interest income during the first six months of 2002 compared to the same period in 2001 is primarily attributable to an increase in the volume of loans offset by the effects of a substantial decrease in the Bank’s prime lending rate during 2001.  The decrease in interest expense is primarily attributable to a substantially lower interest rate environment during the first six months of 2002 as compared to the same period in 2001.

The Bank’s net interest margin for the first six months of 2002 was 4.35%, compared to 4.88% for the same time period during 2001.  This decrease is primarily attributable to a 475 basis point decrease in the prime rate during 2001.  Although net interest income increased, the Bank’s net interest margin decreased due to a $23,004,331 (12.70%) increase in average interest earning assets from June 30, 2001 to June 30, 2002.

The Bank analyzes its allowance for loan losses on a monthly basis.  As of June 30, 2002, the provision for loan losses was $210,000, compared to $150,000 for the same period in 2001.  The increase in the provision for loan losses is primarily attributable to additional provisions made in 2002 due to loan growth and the current economic environment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first six months of 2002 increased $168,350 (16.77%) compared to the first six months of 2001.  This increase is primarily attributable to a $97,088 increase in fee income on mortgage loans held for sale, along with a $29,499 increase in commissions on investment sales.  The increase in fee income on mortgage loans held for sale is due to an increase in the volume of mortgage loans that the Bank originated during the first six months of 2002 as a result of the continued low mortgage interest rates and strong housing market.  The increase in commissions on investment sales is due to an increase in sales volume in 2002 caused by the addition of an additional sales employee.

Other expenses for the first six months of 2002 increased $195,413 (6.08%) compared to the first six months in 2001.  The net increase is primarily attributable to an $183,228 (9.48%) increase in salaries and benefits expense primarily due to the to merit increases based on employee performance.

Interest rate sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Bank’s portfolio of assets and liabilities.  These repricing characteristics are the time frames within which the interest earning assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments.  One method to measure interest rate sensitivity is through a repricing gap.  The gap is calculated by taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature during that time frame.  A negative gap (more liabilities repricing than assets) generally indicates that the Bank’s net interest income will decrease if interest rates rise and will increase if interest rates fall.  A positive gap generally indicates that the Bank’s net interest income will decrease if rates fall and will increase if rates rise.  At June 30, 2002, the difference between the Bank’s assets and liabilities repricing or maturing within one year was $154, 034.  This indicates that a rise in interest rates would cause the Bank’s net interest income to increase slightly.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

The Corporation monitors its liquidity position on a monthly basis.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is arrived at by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities, by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase.  At June 30, 2002, the Corporation’s liquidity ratio was 15.3%.

The Corporation maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $5,600,000.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances up to $18,522,000, of which $13,300,000 was outstanding at June 30, 2002.

During the first six months of 2002, cash and cash equivalents decreased $1,862,573 to a total of $12,075,504 at June 30, 2002 as cash used by investing activities outpaced amounts provided by operating and financing activities.  Cash inflows from operations totaled $4,973,901 during the first six months of 2002, while inflows from financing activities totaled $10,609,608, most of which were net deposit increases during the first six months of $11,244,971 and increases in securities sold under repurchase agreements of $264,522, offset by cash dividends paid during the first six months of 2002 of $899,885.

Investing activities used $17,446,082 of cash and cash equivalents, composed of net advances of loans to customers of $19,560,027, offset by proceeds from the sales, calls, maturities and paydowns of investment securities totaling $3,529,789 and the purchase of premises and equipment totaling $1,487,844.

Contractual Obligations and Commitments

The Corporation has contractual obligations to make future payments pursuant to its agreement with the Federal Home Loan Bank (“FHLB”) and is party to certain off-balance sheet arrangements.

At June 30, 2002, the Corporation had one advance from the FHLB outstanding in the amount of $13,300,000 which matures in August 2003 and calls for interest to be paid quarterly at a fixed rate of 6.34%.

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  At June 30, 2002, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $27,910,021 and $744,322, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $27,910,021 does not necessarily represent future cash requirements.  Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Capital

The following tables present Oconee State Bank’s regulatory capital position at June 30, 2002, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at June 30, 2002 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	10.2%
Tier 1 Capital minimum requirement	4.0%

Excess	6.2%

Total Capital, Actual	11.4%
Total Capital minimum requirement	8.0%

Excess	3.4%

Leverage Ratio

Tier 1 Capital to adjusted total assets (Leverage Ratio)	8.3%

Minimum leverage requirement	3.0%

Excess	5.3%

PART II.  OTHER INFORMATION

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

(a)       Oconee Financial Corporation’s annual meeting of stockholders was held on May 6, 2002.

(b)       The following is a summary of matters submitted to a vote of security holders:

1.  The election * of the following directors to serve the current year term:

        G. Robert Bishop                        Henry C. Maxey
        Jimmy L. Christopher                 Carl R. Nichols
        Douglas D. Dickens                  Ann B. Powers
        Walter T. Evans, Sr.                  Jerry K. Wages
        John A. Hale                              Virginia S. Wells
        B. Amrey Harden

        A tabulation of votes concerning the above issue is as follows:

        Shares voted by proxy in favor                        629,629
        Shares voted in person in favor                         53,945
        Shares voted in person against                                   0
        Shares abstained from voting                                      0

        Total shares represented                                  683,574
        Total shares outstanding                                 899,885

        *  Directors were elected by slate, not individually.  Vote tabulation is therefore by slate.

Item 5.  Other Information

                                None

13

Item 6.  Exhibits and Reports on Form 8-K

                             (a)     Exhibits

                                        99   Certification Pursuant to 18 U.S.C. Section 1350

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

Date: August 14, 2002

By /s/ Jerry K. Wages

Jerry K. Wages
Executive Vice-President and C.F.O. (Principal Accounting Officer)

Date: August 14, 2002