Form 10QSB
period 2002-09-30
OCONEE FINANCIAL CORP
filed 2002-11-14
CIK 1076691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20429

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission File number 000-25267

                          OCONEE FINANCIAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                    58-2442250
-------------------------------             ----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

35 North Main Street
WATKINSVILLE, GEORGIA                                   30677
------------------------                    -----------------------------------
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

                                 YES XX NO ___

              Common stock, par value $2 per share: 899,885 shares
                       outstanding as of November 13, 2002

                                     OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                                        INDEX

                                                                                                            PAGE NO.
                                                                                                            --------
PART I         FINANCIAL INFORMATION
           Item 1.Financial Statements

                  Consolidated Balance Sheet (unaudited) at September 30, 2002                                  3

                  Consolidated Statements of Earnings (unaudited) for the Three Months and the Nine Months
                       Ended September 30, 2002 and 2001                                                        4

                  Consolidated Statements of Comprehensive Income (unaudited) for the Nine Months
                       Ended September 30, 2002 and 2001                                                        5

                  Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
                       September 30, 2002 and 2001                                                             6-7

                  Notes to Financial Statements (unaudited)                                                    8-9

           Item 2.Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                     10-13

           Item 3.Controls and Procedures                                                                      13

PART II      OTHER INFORMATION

           Item 1.Legal Proceedings                                                                            14

           Item 2.Changes in Securities                                                                        14

           Item 3.Defaults Upon Senior Securities                                                              14

           Item 4.Submission of Matters to a Vote of Security Holders                                          14

           Item 5.Other Information                                                                            14

           Item 6.Exhibits and Reports on Form 8-K                                                             14


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                   Consolidated Balance Sheet

                                       September 30, 2002
                                          (Unaudited)

                                             ASSETS

Cash and due from banks, including reserve requirements of $1,821,000            $   5,842,430
Federal funds sold                                                                   7,989,000

Investment securities available for sale                                            29,960,587

Mortgage loans held for sale                                                         5,474,175

Loans                                                                              181,091,524
Less:  Allowance for loan losses                                                    (2,057,053)
                                                                                 -------------

     Loans, net                                                                    179,034,471
                                                                                 -------------

Premises and equipment, net                                                          3,523,225
Accrued interest receivable and other assets                                         3,761,835
                                                                                 -------------

              Total Assets                                                       $ 235,585,723
                                                                                 =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits
         Noninterest-bearing                                                     $  26,098,834
        Interest-bearing                                                           174,242,362
                                                                                 -------------

         Total Deposits                                                            200,341,196

    Securities sold under repurchase agreements                                      1,242,980
    Federal Home Loan Bank advances                                                 13,300,000
    Accrued interest payable and other liabilities                                   1,368,314
                                                                                 -------------

         Total Liabilities                                                         216,252,490
                                                                                 -------------

Stockholders' equity:
    Common stock, $2 par value;
       authorized 1,500,000 shares;
       issued and outstanding 899,885 shares                                         1,799,770
    Additional paid-in capital                                                       4,246,832
    Retained earnings                                                               12,616,026
    Accumulated other comprehensive income                                             670,605
                                                                                 -------------

         Total stockholders' equity                                                 19,333,233
                                                                                 -------------

              Total liabilities and stockholders' equity                         $ 235,585,723
                                                                                 =============

See accompanying notes to financial statements.

                                           OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                               Consolidated Statements of Earnings

                        For Each of the Three Months and the Nine Months Ended September 30, 2002 and 2001
                                                           (Unaudited)

                                                                   THREE MONTHS                            NINE MONTHS
                                                                       ENDED                                   ENDED
                                                               2002              2001                 2002              2001
                                                            -----------        -----------        -----------        -----------
Interest Income:
     Loans                                                  $ 3,391,329        $ 3,288,926        $ 9,716,146        $10,004,010
     Investment securities:
          Tax exempt                                            178,228            181,624            537,625            524,126
          Taxable                                               229,796            431,468            829,548          1,003,224
     Federal funds sold and other                                31,056             77,752             93,775            459,903
                                                            -----------        -----------        -----------        -----------
             Total interest income                            3,830,409          3,979,770         11,177,094         11,991,263
                                                            -----------        -----------        -----------        -----------
Interest Expense:
     Deposits                                                 1,359,220          1,767,327          4,055,606          5,347,199
     Other                                                      221,557            226,179            655,993            670,827
                                                            -----------        -----------        -----------        -----------
             Total interest expense                           1,580,777          1,993,506          4,711,599          6,018,026
                                                            -----------        -----------        -----------        -----------

             Net interest income                              2,249,632          1,986,264          6,465,495          5,973,237

Provision for loan losses                                       105,000             75,000            315,000            225,000
                                                            -----------        -----------        -----------        -----------

     Net interest income after provision for loan
                                                              2,144,632          1,911,264          6,150,495          5,748,237
                                                            -----------        -----------        -----------        -----------

Other Income:

     Service charges on deposit accounts                        288,659            250,146            827,278            765,345
     Securities gains, net                                            0                  0              4,357                  0
     Mortgage banking income                                    265,051            181,546            758,018            577,423
     Other operating income                                      47,915             48,365            184,289            141,256
                                                            -----------        -----------        -----------        -----------
             Total other income                                 601,625            480,057          1,773,942          1,484,024
                                                            -----------        -----------        -----------        -----------

Other Expense:
     Salaries and other personnel expense                     1,075,515            960,515          3,190,814          2,892,587
     Net occupancy and equipment expense                        216,682            226,648            672,454            628,415
     Other operating expense                                    421,462            379,906          1,261,927          1,262,191
                                                            -----------        -----------        -----------        -----------
             Total other expense                              1,713,659          1,567,069          5,125,195          4,783,193
                                                            -----------        -----------        -----------        -----------

             Earnings before income taxes                     1,032,598            824,252          2,799,242          2,449,068

Income taxes                                                    323,090            251,895            854,536            731,425
                                                            -----------        -----------        -----------        -----------

             Net earnings                                   $   709,508        $   572,357        $ 1,944,706        $ 1,717,643
                                                            ===========        ===========        ===========        ===========

Earnings per common share based on average
     outstanding shares of 899,885 in 2002 and 2001:        $      0.79        $      0.64        $      2.16        $      1.91
                                                            ===========        ===========        ===========        ===========

See accompanying notes to financial statements.

                                 OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                               Consolidated Statements of Comprehensive Income

                           For the Nine Months Ended September 30, 2002 and 2001
                                                 (Unaudited)

                                                                                    2002            2001
                                                                               -----------      -----------
Net earnings                                                                   $ 1,944,706      $ 1,717,643

Othercomprehensive income, net of tax:
 Unrealized gains on securities available for sale:
           Holding gains arising during period, net of tax
             of $365,778 and $375,810                                              597,810          614,205
          Reclassification adjustments for gains included in net earnings,
               net of tax of $(1,654)                                               (2,703)            --
                                                                               -----------      -----------

          Total other comprehensive income                                         595,107          614,205
                                                                               -----------      -----------

          Comprehensive income                                                 $ 2,539,813      $ 2,331,848
                                                                               ===========      ===========



See accompanying notes to financial statements.

                                     OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                        Consolidated Statements of Cash Flows

                                For the Nine Months Ended September 30, 2002 and 2001
                                                     (Unaudited)

                                                                                          2002             2001
                                                                                      ------------      ------------
Cash flows from operating activities:
     Net earnings                                                                     $  1,944,706      $  1,717,643
          Adjustments to reconcile net earnings to net cash provided by operating activities:
                Provision for loan losses                                                  315,000           225,000
                Depreciation, amortization and accretion                                   334,139           191,218
                                                                                                              (4,357)
                Gain on sale of investment securities - Change in assets and liabilities:
                    Interest receivable and other assets                                   489,157          (364,740)
                    Interest payable and other liabilities                                (153,240)           (8,691)
                    Mortgage loans held for sale                                         1,428,591        (1,334,828)
                                                                                      ------------      ------------

                           Net cash provided by operating activities                     4,353,996           425,602
                                                                                      ------------      ------------

Cash flows from investing activities:
     Proceeds from sale of investment securities                                           999,688              --
     Proceeds from calls, maturities, and paydowns of
         investment securities available for sale                                        8,241,843         5,190,357
     Purchases of investment securities available for sale                              (2,069,529)      (18,928,821)
      Investment in unconsolidated subsidiary                                             (325,000)             --
     Net change in loans                                                               (30,039,669)      (19,951,929)
     Purchases of premises and equipment                                                (1,578,999)         (308,004)
                                                                                      ------------      ------------

                           Net cash used by investing activities                       (24,771,666)      (29,431,714)
                                                                                      ------------      ------------

Cash flows from financing activities:
     Net change in deposits                                                             20,612,944        16,942,514
     Net change in securities sold under repurchase agreements                             597,964           233,414
     Dividends paid                                                                       (899,885)         (989,873)
                                                                                      ------------      ------------

                            Net cash provided by financing activities                   20,311,023        16,186,055
                                                                                      ------------      ------------

Net decrease in cash and cash equivalents                                                 (106,647)      (12,820,057)

Cash and cash equivalents at beginning of period                                        13,938,077        22,082,978
                                                                                      ------------      ------------

Cash and cash equivalents at end of period                                            $ 13,831,430      $  9,262,921
                                                                                      ============      ============

                  OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                   2002             2001
                                                                   ----             ----
Supplemental cash flow information:
     Cash paid for interest                                     $4,178,665     $5,324,232
     Cash paid for taxes                                        $  951,000     $  580,045

Noncash investing and financing activities:
     Transfer from loans to other real estate owned             $  165,500     $   73,164
     Financed sale of other real estate owned                         --       $   73,164
     Change in dividends payable                                $  899,885     $  989,873
     Change in net unrealized gain on investment securities
        available for sale, net of tax                          $  595,107     $  614,205


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

         In September 2002, OSB Services, Inc., a wholly owned subsidiary of the Bank, acquired an 8% ownership interest in Community Insurance Group, LLC through an initial capital contribution of $325,000. Community Insurance Group, LLC was formed for the purpose of offering insurance products and services. The investment in Community Insurance Group, LLC is accounted for using the cost method of accounting.

         The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Some of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Shareholders.

         Many of the Company's assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Company's estimate of the allowance for loan losses. The Company performs periodic detailed reviews of its loan portfolio in order to assess the adequacy of the allowance for loan losses in light of anticipated risks and loan losses. In addition, investment securities and mortgage loans held for sale are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company using dealer quotes or market comparisons.

         The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature.

         Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes included in the Corporation's annual report included on Form 10-KSB for the year ended December 31, 2001.

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

                   OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

                                   (Unaudited)


(4)      ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses were as follows:


                                                    2002               2001
                                                 -----------      -----------

Balance at beginning of year                     $ 1,812,041      $ 1,807,671
Amounts charged off                                  (97,961)        (336,784)
Recoveries on amounts previously charged off          27,973           17,740
Provision for loan losses                            315,000          225,000
                                                 -----------      -----------

Balance at September 30                          $ 2,057,053      $ 1,713,627
                                                 ===========      ===========

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

FINANCIAL CONDITION

         Total assets at September 30, 2002 were $235,585,723, representing a $23,061,719 (10.85%) increase from December 31, 2001. Deposits increased $20,612,944 (11.47%) from December 31, 2001. Loans increased $29,804,181
(19.70%). The increase in loan volume is due primarily to an increase in loans to finance commercial real estate. Investment securities decreased $6,233,644 (17.22%) from December 31, 2001 due primarily to paydowns of mortgage-backed securities along with calls of U.S. Government Agency securities. The related proceeds from these investment securities were used to fund loan growth. The allowance for loan losses at September 30, 2002 was $2,057,053, compared to the December 31, 2001 balance of $1,812,041, representing 1.14% of total loans at September 30, 2002, compared to 1.20% of total loans at December 31, 2001. Cash and cash equivalents decreased $106,647 from December 31, 2001.

         The total of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $1,847,404 at September 30, 2002, representing an increase of $859,217 (86.95%) from December 31, 2001. This increase is primarily attributable to a $165,500 increase in other real estate owned and an increase of $634,852 in nonaccrual loans, offset by a decrease of $33,675 in loans more than 90 days past due and still accruing. Nonaccrual loans represented 0.85% of total loans outstanding at September 30, 2002, compared to 0.60% of total loans outstanding at December 31, 2001. There were no related party loans which were considered to be nonperforming at September 30, 2002.

         At September 30, 2002, the Company had loan concentrations in the housing industry and in the hotel and motel industry. The Company monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines. The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely effect construction of new homes and developments of new housing communities. Although the overall economy slowed somewhat during the past twelve months, the Company's housing lending was not materially impacted. This is primarily due to a strong local economy, which is attributable to the Company's proximity to the University of Georgia, which provides significant economic stimuli to the area. The Company's primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry. This industry slowed significantly during the fourth quarter of 2001 as a result of the September 11 terrorist attacks. The Company has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown. Management of the Company is confident that all of the Company's hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

         Net interest income increased $492,258 (8.24%) in the first nine months of 2002 compared to the same period for 2001. Interest income for the first nine months of 2002 was $11,177,094, representing a decrease of $814,169 (6.79%) as compared to the same period in 2001. Interest expense for the first nine months of 2002 decreased $1,306,427 (21.71%) compared to the same period in 2001. The decrease in interest income during the first nine months of 2002 compared to the same period in 2001 is primarily attributable to an increase in the volume of loans offset by the effects of a substantial decrease in the Bank's prime lending rate during 2001. The decrease in interest expense is primarily attributable to a substantially lower interest rate environment during the first nine months of 2002 as compared to the same period in 2001.

         The Bank's net interest margin for the first nine months of 2002 was 4.32%, compared to 4.88% for the same time period during 2001. This decrease is primarily attributable to a 475 basis point decrease in the prime rate during 2001. Although net interest income increased, the Bank's net interest margin decreased due to a $23,897,845 (12.94%) increase in average interest earning assets from September 30, 2001 to September 30, 2002.

         The Bank analyzes its allowance for loan losses on a monthly basis. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. For the nine months ended September 30, 2002, the provision for loan losses was $315,000, compared to $225,000 for the same period in 2001. The increase in the provision for loan losses is primarily attributable to additional provisions made in 2002 due to loan growth, the current economic environment, and an increase in nonperforming assets. The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment. It is management's belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

         Other income for the first nine months of 2002 increased $289,918 (19.54%) compared to the first nine months of 2001. This increase is primarily attributable to an $180,595 increase in fee income on mortgage loans held for sale, a $25,699 increase in commissions on investment sales, and an increase in NSF charges of $45,940. The increase in fee income on mortgage loans held for sale is due to an increase in the volume of mortgage loans that the Bank originated during the first nine months of 2002 as a result of the continued low mortgage interest rates and strong housing market. The increase in commissions on investment sales is due to an increase in sales volume in 2002 caused by the addition of an additional sales employee. The increase in NSF charges is primarily due to an increase in the bank's fee structure that was implemented in the fourth quarter of 2001.

         Other expenses for the first nine months of 2002 increased $342,002 (7.15%) compared to the first nine months in 2001. The net increase is primarily attributable to a $298,227 (10.31%) increase in salaries and benefits expense primarily due to merit increases based on employee performance, as well as an increase in staffing in response to the Bank's growth.

INTEREST RATE SENSITIVITY

         Interest rate sensitivity is a function of the repricing characteristics of the Bank's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest earning assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. One method to measure interest rate sensitivity is through a repricing gap. The gap is calculated by taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature during that time frame. A negative gap (more liabilities repricing than assets) generally indicates that the Bank's net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that the Bank's net interest income will decrease if rates fall and will increase if rates rise. At September 30, 2002, the difference between the Bank's assets and liabilities repricing or maturing within one year was $4,480,502, indicating the Bank was asset sensitive. This indicates that a rise in interest rates would cause the Bank's net interest income to increase.

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

         The Corporation monitors its liquidity position regularly. The primary tool used in this analysis is an internal calculation of a liquidity ratio. This ratio is arrived at by dividing the Corporation's short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities, by the sum of the Corporation's deposit liabilities and securities sold under agreement to repurchase. At September 30, 2002, the Corporation's liquidity ratio was 14.8%.

         The Corporation maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $5,600,000. Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances up to $20,393,000, of which $13,300,000 was outstanding at September 30, 2002.

         During the first nine months of 2002, cash and cash equivalents decreased $106,647 to a total of $13,381,430 at September 30, 2002 as cash used by investing activities outpaced amounts provided by operating and financing activities. Cash inflows from operations totaled $4,353,996 during the first nine months of 2002, while inflows from financing activities totaled $20,311,023, most of which were net deposit increases during the first nine months of $20,612,944 and increases in securities sold under repurchase agreements of $597,964, offset by cash dividends paid during the first nine months of 2002 of $899,885.

         Investing activities used $24,771,666 of cash and cash equivalents, consisting of net advances of loans to customers of $30,039,669, the purchase of premises and equipment totaling $1,578,999, and the purchase of investment securities of $2,069,529, offset by proceeds from the sales, calls, maturities and paydowns of investment securities totaling $9,241,531. At September 30, 2002, the Bank had $29,960,587 of investment securities available for sale.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The Corporation has contractual obligations to make future payments pursuant to its agreement with the Federal Home Loan Bank ("FHLB") and is party to certain off-balance sheet arrangements.

         At September 30, 2002, the Corporation had one advance from the FHLB outstanding in the amount of $13,300,000 which matures in August 2003 and calls for interest to be paid quarterly at a fixed rate of 6.34%.

         The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. At September 30, 2002, the contractual amounts of the Corporation's commitments to extend credit and standby letters of credit were $31,191,000 and $736,000, respectively.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $31,191,000 does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED


CAPITAL

The following tables present Oconee State Bank's regulatory capital position at September 30, 2002, based on the regulatory capital requirements of federal banking agencies. The capital ratios of the Corporation are essentially the same as those of the Bank at September 30, 2002 and therefore only the Bank's ratios are presented.

          RISK-BASED CAPITAL RATIOS

          Tier 1 Capital, Actual                        10.3%
          Tier 1 Capital minimum requirement             4.0%
                                                      ------

          Excess                                         6.3%
                                                      ======

          Total Capital, Actual                         11.4%
          Total Capital minimum requirement              8.0%
                                                      ------

          Excess                                         3.4%
                                                      ======


          LEVERAGE RATIO

          Tier 1 Capital to adjusted total assets        8.1%
          Minimum leverage requirement                   3.0%
                                                      -------

          Excess                                         5.1%
                                                      ======




Item 3.
                             CONTROLS AND PROCEDURES

         Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) within 90 days before we filed this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of that evaluation.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

         None

Item 5.  OTHER INFORMATION
         -----------------

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)     EXHIBITS
                 --------

                 99. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

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

                                        OCONEE FINANCIAL CORPORATION


                               By:       /s/ B. Amrey Harden
                                      -----------------------------------------
                                         B. Amrey Harden, President and C.E.O.
                                         (Principal Executive Officer)


                               Date:    NOVEMBER 13, 2002
                                      -------------------------------------





                              By:       /s/ Jerry K. Wages
                                      --------------------------------------
                                        Jerry K. Wages
                                        Executive Vice-President and C.F.O.
                                        (Principal Accounting Officer)


                              Date:     NOVEMBER 13, 2002
                                     ----------------------------------------

            FORM OF 302 CERTIFICATION FOR FORM 10-QSB CERTIFICATIONS

I, B. Amrey Harden, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Oconee Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





              /s/ B. Amrey Harden                 Date:  NOVEMBER 13, 2002
          ------------------------------------           ----------------------
          B. Amrey Harden
          President & Chief Executive Officer

            FORM OF 302 CERTIFICATION FOR FORM 10-QSB CERTIFICATIONS

I, Jerry K. Wages, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Oconee Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





            /s/ Jerry K. Wages                       Date:  NOVEMBER 13, 2002
          -----------------------------------               --------------------
          Jerry K. Wages
          Executive Vice President &
          Chief Financial Officer