Form 10KSB
period 2002-12-31
OCONEE FINANCIAL CORP
filed 2003-04-01
CIK 1076691

Document Links

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB

☒                    Annual Report Pursuant to Section 13 or 15(d) of
                                The Securities Exchange Act of 1934
                                For the Fiscal Year Ended December 31, 2002

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

                                                Yes  ☒       No  ☐

                Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

                State issuer’ s revenues for its most recent fiscal year.  $17,427,769

                Transitional Small Business Disclosure format.   Yes  ☐      No  ☒

                State the aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors): As of March 26, 2003: 578,493 shares of common stock $2.00 par value (the “Common Stock”), with an aggregate value of $37,602,045 (based on approximate market value of $65.00/share) (the last sale price known to the Registrant for the Common Stock for which there is no established trading market).

                State the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date. As of March 26, 2003, there were issued and outstanding 899,885 shares of Common Stock, par value $2.00 per share.

Documents Incorporated by Reference

                Portions of the registrant’s definitive Proxy Statement for the 2003 annual meeting of shareholders are incorporated by reference into Part III.

Document Links

PART I

ITEM 1.                DESCRIPTION OF BUSINESS.

General

                Oconee Financial Corporation (“Oconee”), a registered bank holding company, was incorporated under the laws of the State of Georgia in 1998 and commenced operations by acquiring 100% of the outstanding shares of Oconee State Bank (the “Bank”) effective January 1, 1999.  All of Oconee’s activities are currently conducted by its wholly owned subsidiary, the Bank, which was incorporated as a bank under the laws of the State of Georgia in 1959.  At December 31, 2002, Oconee had approximately 641 holders of record of Common Stock, its only class of equity securities.

                At December 31, 2002, the Bank’s total assets were $246,643,000, compared to $212,524,000 at year-end 2001.  Over the past 5 years, total assets of the Bank have grown by $129,161,000, representing an increase of 109.9%.

Services

The Bank is a community oriented, full-service commercial bank, headquartered in Oconee County, Georgia with four full-service banking offices, one limited-service loan production office and six automated teller machines (ATMs).  The Bank places an emphasis on retail banking, and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, safe deposit facilities, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, offers lines of credit, VISA and MasterCard accounts, and provides a variety of other banking services.

Markets

The primary market for the Bank is Oconee County, Georgia.  The Bank’s secondary market is defined as those counties contiguous to Oconee County, which include Clarke, Greene, Morgan, Walton, Barrow, and Oglethorpe, as well as Madison County, which is not contiguous to Oconee County, but is a part of the Athens Standard Metropolitan Statistical Area.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses.  At December 31, 2002, the Bank’s deposit base totaled $211,363,000 and consisted of the following types of accounts:

Document Links

	Amount	Percentage

Non-interest bearing demand deposits	$23,991,000	11.4%
Interest-bearing NOW accounts	35,664,000	16.9%
Money market deposit accounts	20,973,000	9.9%
Savings deposits	34,299,000	16.2%
Time deposits less than $100,000	59,834,000	28.3%
Time deposits of $100,000 or more	27,709,000	13.1%
Individual Retirement Accounts	8,893,000	4.2%
Total Deposits	$211,363,000	100.0%

Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans

The Bank makes both secured and unsecured loans to individuals and businesses.  At December 31, 2002, the Bank’s loan portfolio totaled $179,552,000, consisting of the following categories of loans:

	Amount	Percentage

Loans secured by real estate	$145,587,000	81.1%
Agricultural production & loans to farmers	922,000	0.5%
Commercial and industrial loans	19,786,000	11.0%
Credit cards and related plans	884,000	0.5%
Consumer loans (excluding credit cards)	11,932,000	6.6%
All other loans	538,000	0.3%
LESS: Unearned income	(97,000)	(0.0%)
Total Loans Net of Unearned Income	$179,552,000	100.0%

The following table shows the amounts and growth for loans, deposits, capital, and total assets at December 31, for the years ended 1997-2002 (dollar amounts are in millions):

	2002	2001	2000	1999	1998	1997	5-Year Growth
Loans	$179.6	$151.3	$ 123.3	$ 93.3	$ 76.8	$ 72.3	$107.3
Deposits	211.4	179.7	150.5	136.5	116.1	104.6	$106.8
Capital	19.0	16.8	15.1	13.0	12.5	11.2	$ 7.8
Total Assets	246.6	212.5	181.9	152.1	130.7	117.5	$129.1

Document Links

                As of December 31, 2002, the Bank had concentrations of loans to the housing industry and to the hotel and motel industry.  Loans secured by real estate totaled $145,587,000, which represented 81.1% of the Bank’s loan portfolio at December 31, 2002.  At year-end 2002, total outstanding balances and commitments for development and construction loans were $63,929,000, which represented 35.6% of the Bank’s total loans and 349.1% of the Bank’s Tier 1 equity capital.  The Bank’s established guideline for this concentration is to be in a range of 375% - 425% of Tier 1 equity capital.  At December 31, 2002, the Bank’s aforementioned concentration was slightly below its established guidelines due to a slowing in single-family speculative construction lending.  Although speculative lending demand has declined, demand for single family contract construction, as well as acquisition and development lending, remains solid due to low interest rates and the desirability of living in Oconee County, which have fueled demand for new housing and new subdivisions in the area.  The traffic and expansion associated with Georgia Highway 316, the Watkinsville by-pass, and Highway 441 will continue to encourage further housing growth, resulting in the Bank’s continued concentration of loans to this industry.  At year-end 2002, total outstanding balances and commitments for hotel and motel loans were $29,937,000, which represented 16.7% of the Bank’s total loans and 163.5% of the Bank’s Tier 1 equity capital.  The Bank’s established guideline for this concentration is to be in a range of 100%-200% of Tier 1 equity capital.  Due to the September 11 terrorist attacks and the current economic environment and their effects on the tourism and travel industry, the Bank does not anticipate any additional loan growth in this area.

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

Loan Review and Non –Performing Assets

                The Bank reviews its loan portfolio to determine deficiencies and corrective action to be taken.  Senior lending officers conduct periodic reviews of borrowers with total direct and indirect indebtedness of $250,000 or more and conduct ongoing reviews of all past due loans.  Past due loans are reviewed at least weekly by lending officers, and a summary report is reviewed monthly by the Board of Directors of the Bank.  The Board of Directors of the Bank reviews all loans over $250,000, whether current or past due, at least once annually.  In addition, the Bank maintains internal classifications of potential problem loans.  The Bank also utilizes an independent external loan review specialist to review all outstanding debt from customers exceeding $250,000.

                Past due loans are typically charged off when they reach a past due status of 120 days or more.  Exceptions to this involve customers with loans who have begun bankruptcy proceedings, as well as loans on which the Bank has begun foreclosure or other steps of collection, under which circumstances the loans are placed in nonaccrual status.

Document Links

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

                In general, the Bank’s investment policy is to place securities in the Available for Sale portfolio.  As of December 31, 2002, investment securities totaled $38,899,000.

                The primary risks in the Bank’s securities portfolio consist of two types:

(1)

Credit risk, or the risk of default of the issuer.  Treasury and government agency securities comprised 60.7% of the portfolio; therefore the credit risk is primarily limited to the risk of default of the U.S. Government and its agencies.  State, County, and Municipal bonds represent 38.0% of the portfolio with the credit risk limited to the risk of default of the issuing municipality.  Trust-preferred securities comprised 1.3% of the portfolio with the credit risk being the risk of default of the issuer of the trust-preferred security.

(2)

Interest rate risk, or the risk of adverse movements in interest rates on the value of the portfolio.  In general, a rise in interest rates will cause the value of the Bank’s securities portfolio to decline.  The longer the maturity of an individual security, the greater the effect of change in interest rate on its value.  For a discussion of the Bank’s interest rate risk management policies and management, see “Management’s Discussion and Analysis of Financial Condition and Plan of Operation for the Years Ended December 31, 2002 and 2001 – Asset/Liability and Interest Rate Sensitivity Management.”

Competition

                The Bank competes in Oconee County with six other commercial banks.  With three full-service and one limited banking office within Oconee County, the Bank is the market leader in Oconee County in terms of assets, deposit size, facility locations, and market coverage.

The Bank also competes in Athens-Clarke County.  There are eleven other commercial banks in Athens-Clarke County, six of which have offices in Oconee County.  As of June 30, 2002, the eleven other banks located in Athens-Clarke County held deposits totaling $1,446,103,000.  The Bank’s physical presence in Athens-Clarke County is limited to the loan production office, an in-store branch in the East Athens Wal-Mart Supercenter, and two ATM’s, located in Jimbo’s Convenience Store and Quick Stop Convenience Store.

The following table shows deposits by financial institution along with market share in Oconee County for the period ended June 30, 2002 (Dollar amounts are in thousands):

	Total Deposits	Market Share
Athens First Bank & Trust Company	$ 69,962	21.6%
Bank of America, N.A.	11,695	3.6%
Community Bank & Trust	118	0.0%
First American Bank & Trust Company	11,446	3.5%
North Georgia Bank	48,106	14.9%
Oconee State Bank	178,305	55.0%
SunTrust Bank, N.A.	4,398	1.4%
Total Deposits	$ 324,030	100%

Document Links

                In addition to the Bank’s competition in Oconee County and Athens-Clarke County, the Bank competes with commercial banks, thrifts, and various other financial institutions and brokerage firms located in Northeastern Georgia counties located outside its primary and secondary market areas.  To a lesser extent, the Bank also competes for deposits and loans with credit unions and for loans with insurance companies, small loan or finance companies, and certain governmental agencies.  To the extent that banks must maintain non-interest earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds.

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

Forward Looking Statements

                Information provided by Oconee or statements made by our directors, officers or employees may constitute “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties.  Any statements made in this Annual Report on Form 10-KSB including any statements incorporated by reference, which are not statements of historical fact, are forward-looking statements.  These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the primary and secondary markets where Oconee operates); competition from other providers of financial services offered by Oconee; government regulations and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of Oconee’s credit customers, all of which are difficult to predict and which may be beyond the control of Oconee.  Oconee undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

 Document Links

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

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking, the Gramm-Leach-Bliley Act became effective in 2000 and relaxed the previous limitations, permitting bank holding companies to engage in a broader range of financial activities.  Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  Among the activities that are deemed “financial in nature” are:

  lending, exchanging, transferring, investing for others or safeguarding money or securities;
  insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;
  providing financial, investment, or economic advisory services, including advising an investment company;
  issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and
  underwriting, dealing in or making a market in securities.

A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act.  A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities.  Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

Under the Gramm-Leach-Bliley Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries.  The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary.  For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

Oconee cannot predict the full impact of this legislation and has no immediate plans to become a financial holding company.

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

Document Links

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

                The payment of dividends by Oconee and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Bank.  At December 31, 2002, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $1,321,000.  For 2002, Oconee’s cash dividend payout to stockholders was 34.5% of net income.

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

Document Links

                Capital Adequacy.  The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have (1) a minimum level of total capital to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital to risk-weighted assets of four percent (4%); and (3) a minimum stockholders’ equity to risk-weighted assets of four percent (4%).  In addition, the Federal Reserve and the FDIC have established a minimum four percent (4%) leverage ratio of Tier One Capital to total assets for all but the most highly rated banks and bank holding companies.  “Tier One Capital” generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles.  The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve.  The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.  The revised standards have not had a significant effect on Oconee’s capital requirements.

                In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions, designed to efficiently resolve failing financial situations, that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”).  The “prompt corrective action” provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches 2%.  Better-capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

                The FDIC regulations implementing the “prompt corrective action” provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Under the FDIC’s regulations, the Bank was a “well capitalized” institution at December 31, 2001 and December 31, 2002.

Document Links

                Set forth below are pertinent capital ratios for the Bank as of December 31, 2002 and 2001:

Minimum Capital Requirement

The Bank

	2002	2001
Tier One Capital to Risk Weighted Assets: 4%(1)	10.2%	10.6%
Total Capital to Risk Weighted Assets: 8%(2)	11.4%	11.8%
Leverage Ratio (Tier One Capital to Average Total Assets): 3% (3)	7.5%	8.0%

__________________________
(1)   Minimum required ratio for “well capitalized” banks is 6%
(2)   Minimum required ratio for “well capitalized” banks is 10%
(3)   Minimum required ratio for “well capitalized” banks is 5%

Economic Conditions

                Economic growth in the Bank’s primary service area is expected to remain stable.  The counties in the Bank’s market area are expected to continue to receive revenues from their traditional sources of trade, finance, insurance, real estate development and sales, manufacturing and the service industry.  Both employment and population growth are projected to remain stable in Oconee and Athens-Clarke Counties.  There have been a few isolated business closures in the northeast Georgia region due to the slowing economy.  These closings have had, however, a minimal impact on the Bank’s operations.

Employees

                At December 31, 2002, the Bank had 69 full-time employees and 26 part-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are generally good.

Document Links

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

                The Bank owns five office condominium units adjacent to and behind its main office in Watkinsville.  The units are numbered 10, 12, 14, 16, & 18 on Durham Street in Watkinsville, Georgia.  Each unit contains 1,180 square feet on the ground floor and 450 square feet on the second floor, for a total of 1,630 square feet per unit or 8,150 square feet for all units owned.  Unit 10 houses the Bank’s mortgage loan department.  Units 12, 14, and 16 are connected by interior hallways and house proof, bookkeeping, supplies, human resources, and training functions.  Unit 18 is occupied by the Bank’s loan operations department.

Document Links

                All of the properties referenced previously are owned by Oconee.

                In September 2002, the Bank renewed a lease agreement with Hardigree Properties, LLLP to lease office condominium unit #20 on Durham Street in Watkinsville, Georgia for $900.00 per month.  This unit is next to other office condominiums owned by the Bank.  The lease is for six months with an option to renew at the end of the lease period.  Unit #20 houses accounting and audit personnel.  In addition, two parking lots adjacent to the main office are leased which provide additional parking for employees.

                The Athens Loan Center is located at 500 North Milledge Avenue in Athens, Georgia.  The Loan Center is a 2,000 square foot building that houses one commercial loan officer and one mortgage loan originator, along with their support staff.  The Loan Center is leased by the Bank.  The lease was renewed in July of 2001 and has a term of two years at a monthly rate of $2,100.00.

                The Bank leases space in the Wal-Mart Supercenter Store No. 2811 located at 4375 Lexington Road in Athens, Georgia from Wal-Mart Stores East, Inc.  This branch is located in a 695 square foot leased space inside the store.  The lease was entered into in January of 2000 and is for five years.

In May of 2002, the Bank purchased a building located at 7920 Macon Highway in Watkinsville, Georgia.  The building is approximately 60,000 square feet and is divided into three equally sized bays, and is located on approximately 10 acres of land.  It is the Bank’s intention to renovate one of the bays to house the operations personnel currently housed in the above-mentioned office condominiums.  The other two bays will be available for the Bank to lease to other companies.  Currently, one of the bays is leased to Fibervisions, Inc.

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

Document Links

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                No matters were submitted to a vote of the security holders of Oconee during the fourth quarter of the fiscal year covered by the report.

PART II

ITEM 5.                  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Stock Split

                On April 16, 2001, the Board of Directors of Oconee declared a 5 for 1 stock split payable to shareholders of record on May 8, 2001.  Accordingly, all previously reported share and per share amounts set forth in this Form 10-KSB have been changed to reflect the stock split.

Markets For Capital Stock

                Oconee Common Stock is not traded on any established public trading market.  Management is aware of 61 trades of Oconee Common Stock in 2002, aggregating 2,943 shares in blocks ranging from 1 to 532 shares at prices ranging from $45.00 to $60.00 per share.  Management is aware of 14 trades of Oconee Common Stock in 2001, aggregating 1,340 shares in blocks ranging from 3 to 875 shares at prices ranging from $34.00 to $45.00 per share.

Holders

                As of December 31, 2002, there were 641 holders of record of Common Stock.

Dividends

                In 2002 and 2001, Oconee declared cash dividends of $1.00 per share, payable to shareholders of record on December 31 of each year.  Oconee intends to continue paying cash dividends on an annual basis.  Cash dividends for 2002 represented a payment of 34.5% of net income for the year compared to 37.6% for 2001.  The amount and frequency of dividends is determined by Oconee’s Board of Directors in light of earnings, capital requirements and the financial condition of the Bank.  See “Supervision and Regulation -- Payment of Dividends.”

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
                     OPERATION FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001.

                This analysis of Oconee has been prepared to provide insight into the financial condition of the Company, and addresses the factors which have affected the Company’s results of operations.  The Company’s financial statements and accompanying notes which follow are an integral part of this review and should be read in conjunction with it.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the financial statements of Oconee and the Bank (collectively called the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Document Links

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report to Shareholders.

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

Management of the Company has made a number of estimates and assumptions to prepare these consolidated financial statements in conformity with generally accepted accounting principles.   Actual results could differ from those estimates.

Selected Financial Information

	2002	2001	2000	1999	1998
	(Amounts in thousands)
Net interest income	$8,665	8,022	7,887	6,371	5,765
Other operating income	$2,504	1,922	1,377	1,288	1,252
Provision for loan losses	$555	300	387	116	61
Net income	$2,612	2,393	2,467	2,203	2,032
Net income per common share	$2.90	2.66	2.74	2.45	2.26
Total assets	$246,643	212,524	181,925	152,139	130,652
Cash dividends declared per common share	$1.00	1.00	1.10	1.00	.80

RESULTS OF OPERATIONS

Net Interest Income

The Company’s earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

Document Links

Net interest income in 2002, which was $8,665,000, increased by $643,000, or 8.0%, over 2001.  Net interest income improved as a result of increases in interest earning assets out pacing the growth in interest bearing liabilities and the slight improvement in the net interest spread from 3.48% to 3.51% for the years ended December 31, 2001 and 2002, respectively.

Net interest income in 2001, which was $8,022,000, increased by $135,000, or 2%, over 2000.  The increase is primarily attributable to the increase in interest and fees on loans offset by increases in interest expense on time deposits.  Net yield on average interest earning assets (4.27% in 2001 and 5.14% in 2000) decreased approximately 0.87% in 2001 from 2000.  This decrease was attributable to a 0.80% decrease in the net interest rate spread from 2000 to 2001, primarily caused by a decrease in the prime lending rate of 4.50%, as well as the Bank having a Federal Home Loan Bank advance outstanding for the full year during 2001 as opposed to 2000 when the advance was outstanding from August through December.

Table 1 sets forth the average balance for each category of interest-earning assets and interest-bearing liabilities and the average rate of interest earned or paid thereon for the years ended December 31, 2002, 2001 and 2000.  The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on average total interest-earning assets for the same periods. Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.  Tax-exempt income is not calculated on a tax-equivalent basis.  Loan fees of $605,000, $743,000 and $637,000 are included in the yields for 2002, 2001 and 2000, respectively.  Yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

-15

Document Links

Table 1
Average Balance Sheets and Interest Rates

	For the Years Ended December 31,
	2002			2001			2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest earning assets:
Interest earning deposits	-	-	-	24,110	1,876	7.78%	76,230	5,206	6.83%
Investment securities:
Taxable	17,651,461	991,561	5.62%	19,641,673	1,314,972	6.69%	19,706,949	1,356,630	6.88%
Non-taxable	14,411,069	713,056	4.95%	14,492,273	713,717	4.92%	14,562,470	752,648	5.17%
Other Investment Securities	1,265,429	64,218	5.07%	1,061,320	72,383	6.82%	589,074	39,426	6.69%
Federal funds sold	6,564,956	104,368	1.59%	10,042,855	452,596	4.51%	6,325,574	404,551	6.40%
Loans (including loan fees)	174,482,281	13,050,387	7.48%	142,468,808	13,271,683	9.32%	112,270,626	11,518,428	10.26%
Total interest-earning assets	214,375,196	14,923,590	6.96%	187,731,039	15,827,227	8.43%	153,530,923	14,076,889	9.17%
Allowance for loan losses	(1,974,230)			(1,719,390)			(1,596,322)
Cash and due from banks	6,132,989			4,900,305			4,332,515
Other assets	6,630,985			5,657,522			4,503,858
Total assets	225,164,940			196,569,476			160,770,974
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	50,959,946	887,176	1.74%	41,854,844	1,142,991	2.73%	35,981,339	1,180,610	3.28%
Savings	27,015,213	609,431	2.26%	11,542,884	284,883	2.47%	9,579,717	195,484	2.04%
Time	89,334,650	3,885,384	4.35%	89,971,607	5,485,151	6.10%	74,724,850	4,435,334	5.94%
Federal Funds Purchased	4,595	78	1.70%	-	-	-	442,514	29,310	6.62%
Federal Home Loan Bank Advances	13,300,000	854,931	6.43%	13,300,000	854,931	6.43%	4,715,027	303,995	6.45%
Securities sold under repurchase agreements	983,599	21,820	2.22%	1,109,622	37,078	3.34%	1,161,681	45,593	3.92%
Total interest bearing liabilities	181,598,003	6,258,820	3.45%	157,778,957	7,805,034	4.95%	126,605,128	6,190,326	4.89%
Non-interest bearing deposits	23,713,917			20,749,925			19,513,375
Other liabilities	1,544,138			1,540,769			523,064
Total liabilities	206,856,058			180,069,651			146,641,567
Stockholders’ equity	18,308,882			16,499,825			14,129,407
Total liabilities and stockholders’ equity	225,164,940			196,569,476			$160,770,974
Excess of interest-bearing assets over interest-bearing liabilities	32,777,193			29,952,082			26,925,795
Ratio of interest-earning assets to interest -bearing liabilities	118.05%			118.98%			121.27%
Net interest income		8,664,770			8,022,193			7,886,563
Net interest spread			3.51%			3.48%			4.28%
Net interest yield on interest earning assets			4.04%			4.27%			5.14%

Document Links

The changes in interest income and interest expense can result from variances in both volume and rates.  Table 2 describes the impact of the Company’s net interest income resulting from changes in average balances and average rates for the period indicated.  The changes in interest due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Table 2
Volume-Rate Analysis

	2002 over 2001 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Interest-earning deposits	$(1,876)	$ ---	$(1,876)
Taxable	(125,427)	(197,984)	(323,411)
Non-taxable	(4,481)	3,820	(661)
Other investment securities	12,416	(20,581)	(8,165)
Federal funds sold	(121,351)	(226,877)	(348,228)
Loans (including loan fees)	2,673,038	(2,894,334)	(221,296)
Total interest earning assets	2,432,319	(3,335,956)	(903,637)
Interest expense on:
Deposits:
Interest bearing demand	214,815	(470,631)	(255,816)
Savings	350,779	(26,231)	324,548
Time	(38,527)	(1,561,239)	(1,599,766)
Securities sold under repurchase agreements	(3,860)	(11,398)	(15,258)
Federal Funds purchased	78	---	78
Federal Home Loan Bank Advances	---	---	---
Total interest bearing liabilities	523,285	(2,069,499)	(1,546,214)
Net interest income	$1,909,034	$(1,266,457)	$642,577

Document Links

Table 2
Volume-Rate Analysis (continued)

	2001 over 2002 Increase (decrease) due to changes in:
	Volume	Rate	Total

Interest income on:
Investment securities
Interest-earning deposits	$(3,971)	$641	$(3,330)
Taxable	(4,461)	(37,197)	(41,658)
Non-taxable	(3,529)	(35,402)	(38,931)
Other investment securities	32,177	780	32,957
Federal funds sold	191,113	(143,068)	48,045
Loans (including loan fees)	2,882,213	(1,128,958)	1,753,255
Total interest earning assets	3,093,542	(1,343,204)	1,750,338
Interest expense on:
Deposits:
Interest bearing demand	176,683	(214,301)	(37,619)
Savings	44,070	45,329	89,399
Time	927,388	122,428	1,049,817
Securities sold under repurchase agreements	(1,979)	(6,536)	(8,515)
Federal funds purchased	(29,310)	---	(29,310)
Federal Home Loan Bank Advances	550,936	---	550,936
Total interest bearing liabilities	1,667,788	(53,080)	1,614,708
Net interest income	$1,425,754	$(1,290,124)	$135,630

Provision for Loan Losses

Provisions for loan losses are charged to income in order to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on factors such as management’s judgment as to losses within the Company’s loan portfolio including the valuation of impaired loans, loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies and management’s assessment of the quality of the loan portfolio and general economic climate.

The provision for loan losses in 2002 was $555,000 compared to $300,000 in 2001.  The increase in the provision for loan losses was primarily attributable to the need for a higher provision due to an increase in the Bank’s non-performing loans and to accommodate the growth in loans.  The allowance for loan losses represented approximately 1.17% of total loans outstanding at December 31, 2002 compared to 1.20% at December 31, 2001.  Although non-performing loans increased as compared to the prior year, the allowance as a percentage of loans decreased as compared to the prior year as the Bank’s portfolio mix is moving from higher risk commercial credit to mortgage loans.  Net charge-offs for 2002 were $268,000 compared to $296,000 during 2001.  Net charge-offs as a percentage of the provision for loan losses were 48.3% and 98.7% for the years ended December 31, 2002 and 2001, respectively.  A dedicated loan review function is utilized by the Company which is supplemented by the use of an outside loan review specialist.  All loans $250,000 or more are reviewed annually and placed into various loan grading categories which assist management in developing lists of potential problem loans.  These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses.  Management believes that these levels of allowance are appropriate based upon the Company’s loan portfolio and current economic conditions.

Document Links

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

Non-Interest Income

Other income in 2002 of $2,504,000 increased from 2001 by $512,000or 25.7% due primarily to an increase in fee income on mortgage loans of $339,000 or 43.5% along with an increase of $115,000 or 12.8% in service charges on deposit accounts.  The increase in fee income on mortgage loans is primarily due to the continued strong demand for refinancing of existing mortgage loans due to low interest rates. Mortgage loan volume increased from $53,924,000 to $59,359,000 for the years ended December 31, 2001 and 2002, respectively.  The increase in service charges on deposit accounts is due primarily to growth in the number of the Bank’s deposit accounts.

Other income in 2001 of $1,992,000 increased from 2000 by $614,000or 45% due primarily to an increase in fee income on mortgage loans of $292,000 or 60% along with an increase of $119,000 or 15% in service charges on deposit accounts.  The increase in fee income on mortgage loans is primarily due to strong demand for refinancing of existing mortgage loans due to low interest rates, as well as strong demand for mortgage loans on newly constructed homes in the Bank’s market area. The increase in service charges on deposit accounts is due primarily to growth in the number of the Bank’s deposit accounts.

Non-Interest Expense

Other expenses in 2002 of $6,849,000 increased by $534,000or 8.5% over 2001.  The increase in other expenses is primarily attributable to an increase in salaries and employee benefits expense of $436,000or 11.3%.  This increase is primarily attributable to an increase in compensation earned by the Bank’s commission-based merit increases for existing employees, increased employee benefits expense due to higher premiums for employee health insurance, and mortgage loan originator.  Also, other operating expenses increased by $50,000 or 3.1%.

Other expenses in 2001 of $6,315,000 increased by $969,000or 18% over 2000.  The increase in other expenses is primarily attributable to an increase in salaries and employee benefits expense of $658,000or 21%.  This increase is due to the hiring of a new commercial lender, increased compensation earned by the Bank’s commission-based mortgage loan originator, and merit increases for existing employees.  Also, other operating expenses increased by $185,000 or 13%.

Income Tax Expense

The Company’s effective tax rates were 31%, 30% and 30% for the years ended December 31, 2002, 2001, and 2000, respectively.

Document Links

ANALYSIS OF FINANCIAL CONDITION

Summary

During 2002, average total assets increased $28,595,000 (14.5%) over 2001.  Average deposits increased $23,940,000 (16.4%) in 2002 over 2001.  Average loans increased $32,013,000 (22.5%) in 2002 over 2001.

Year-end balances at December 31, 2002 and 2001 reflect an increase in total assets of $34,119,000 (16.1%) from 2001 to 2002.  Total deposits increased $31,635,000 (17.6%) from 2001 to 2002 while total gross loans increased $28,265,000 (18.7%) during 2002.  Time deposits increased $9,674,000 (11.2%)from 2001 to 2002 while all other deposit accounts increased $21,961,000 (23.6%) from 2001 to 2002.

Investment Securities

All of the Company’s investment securities are held in the available-for-sale (“AFS”) category.  At December 31, 2002, the market value of AFS securities totaled $38,899,000, compared to $36,194,000 and $30,057,000 at December 31, 2001 and 2000, respectively.  Table 3 presents the market value of the presently held AFS securities for the years ended December 31, 2002, 2001 and 2000.

Table 3
Investment Portfolio

	2002	2001	2000
Available for sale
State, county and municipal	$ 14,786,132	$ 14,789,848	$ 12,738,644
United States treasuries and agencies	15,099,712	8,322,957	9,448,516
Mortgage-backed	8,513,393	12,581,426	7,870,038
Trust preferred securities	500,000	500,000	---
Totals	$ 38,899,237	$ 36,194,231	$ 30,057,198

The composition of the investment securities portfolio reflects the Company’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income.  The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Table 4 presents the AFS securities held by the Company by maturity category at December 31, 2002.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity and yields are not calculated on a tax equivalent basis.  Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

Table 4
Maturity Distribution and Weighted Average Yield on Investments

	U.S. Treasuries & Government Agencies	Mortgage Backed Securities	State, County and Municipal	Trust Preferred Securities	Weighted Average Yields

Within 1 year	$13,070,000	$ ---	$ 184,263	$ ---	1.72%
After 1 through 5 years	---	---	1,315,204	---	5.88%
After 5 through 10 years	2,029,712	221,505	2,396,529	---	5.28%
After 10 years	---	8,291,888	10,890,136	500,000	6.67%
Totals	$15,099,712	$ 8,513,393	$14,786,132	$ 500,000

Loans

The loan portfolio is the largest category of the Company’s earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans and consumer loans.  The Company restricts its primary lending market to Oconee County, Georgia and secondary market of those counties contiguous to Oconee County, which includes Clarke, Greene, Morgan, Walton, Barrow and Oglethorpe, as well as Madison County, which is not contiguous to Oconee County, but is a part of the Athens Standard Metropolitan Statistical Area.

The composition of the Company’s loan portfolio is presented in Table 5.

Table 5
Loan Portfolio

	2002	2001	2000	1999	1998
Commercial, industrial and agricultural	$ 21,466,048	$ 18,154,481	$ 16,487,028	$ 12,714,342	$ 11,332,765
Real estate – construction	51,268,113	45,386,203	29,663,443	28,310,935	16,925,962
Real estate - mortgage	93,464,207	74,130,798	64,214,266	40,222,371	38,942,845
Consumer	13,354,030	13,615,861	12,976,318	12,082,629	9,578,312
	179,552,398	151,287,343	123,341,055	93,330,277	76,779,884
Less: Allowance for loan Losses	(2,098,691)	(1,812,041)	(1,807,671)	(1,469,126)	(1,427,420)
Loans, net	$ 177,453,707	$149,475,302	$121,533,384	$91,861,151	$ 75,352,464

As of December 31, 2002, loans outstanding were $179,552,000, an increase of $28,265,000 or 19% over the December 31, 2001 balance of $151,287,000.  Most of this growth was attributable to growth in real estate mortgage loans.  Real estate mortgage loans grew $19,333,000 in 2002.  Real estate construction loans and commercial loans increased $5,882,000 and $3,312,000 in 2002, respectively. As a percentage of the Company’s total loan portfolio, real estate mortgage loans represented 52.1% in 2002, 49.0% in 2001 and 52.1% in 2000. Over the same period commercial loans represented 12.0%, 12.0% and 13.3% of the Company’s total loan portfolio, respectively.  Real estate construction loans made up 28.6%, 30.0% and 24.1% of the Company’s total loan portfolio at December 31, 2002, 2001 and 2000, respectively.  Consumer loans represented 7.4%, 9.0% and 10.5% of the Company’s total loan portfolio at December 31, 2002, 2001 and 2000, respectively.

Although the overall national economy slowed during 2002, the local economy remained strong.  Construction of new homes in the area continued to increase, as did development of new subdivisions.  This strong local economy continued to supply demand for loans and other services offered by the Bank.  These loan increases were primarily funded by increases in deposits during 2002.

Table 6 identifies the maturities of commercial and real estate construction loans as of December 31, 2002 and addresses the sensitivity of these loans to changes in interest rates.  The longer-term construction loans are typically development loans and loans to tax-exempt organizations for construction purposes.

Document Links

Table 6
Maturity and Repricing Date for Loans

Maturity	Commercial, Industrial and Agricultural	Real Estate Construction	Total
Within 1 year	$ 8,681,506	$ 40,940,567	$ 49,622,073
1 to 5 years	12,653,577	10,192,546	22,846,123
Over 5 years	130,965	135,000	265,965
Totals	$ 21,466,048	$ 51,268,113	$ 72,734,161

As of December 31, 2002, the interest terms of loans in the indicated classifications for the indicated maturity ranges in excess of one year are as follows:

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, industrial and agricultural
1 to 5 years	$ 8,211,118	$ 4,442,459	$ 12,653,577
Over 5 years	$ 130,965	---	$ 130,965

Real estate construction
1 to 5 years	$ 2,232,512	$ 7,960,034	$ 10,192,546
Over 5 years	$ 135,000	---	$ 135,000

Allowance for Loan Losses

The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio.  The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance for loan losses that management believes will be adequate in light of anticipated risks and loan losses.  In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed. Other factors considered include:  the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, current and anticipated economic conditions and other factors which management believes affect the allowance for potential credit losses.

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

Document Links

On all loans past due 120 days, it is the policy of the Company to charge off those loans whose collectibility is sufficiently questionable that it can no longer justify showing the loans as an asset on its balance sheet.  To determine if a loan should be charged off, all possible sources of repayment are analyzed, including: (1) the potential future cash flow, (2) the value of the Company’s collateral, and (3) the strength of co-makers or guarantors of the loan in question.  When these sources do not add up to a reasonable probability that the loan can be collected, the loan is then charged off.  Loans are charged off by crediting the appropriate loan category and debiting the reserve for loan losses account.

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

Table 7 presents an analysis of the allowance for loan losses including charge-off activity.

Table 7
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

	2002	2001	2000	1999	1998
	(Amounts are presented in thousands)
Balance at beginning of year	$1,812	$1,808	$1,469	$1,427	$1,363
Charges-offs:
Commercial, financial and agricultural	138	275	69	29	18
Installment (1)	162	107	29	74	74
Total charge-offs	300	382	98	103	92
Recoveries:
Commercial, financial and agricultural	9	70	31	17	73
Installment (2)	23	16	19	12	23
Total recoveries	32	86	50	29	96
Net charge-offs (recoveries)	268	296	48	74	(4)
Provisions charged to operations	555	300	387	116	60
Balance at end of year	$2,099	$1,812	$1,808	$1,469	$1,427
Ratios of net charge-offs (recoveries) during the period to average loans outstanding during the period	.15%	.21%	.04%	.09%	(.01%)

(1)  There were no real estate charge-offs.
(2)  There were no real estate recoveries.

Document Links

As mentioned previously, at December 31, 2002, the Company had loan concentrations in the housing industry and in the hotel and motel industry.  The Company monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines.  The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely effect construction of new homes and developments of new housing communities.  Although the national economy slowed somewhat during 2001 and 2002, the Company’s housing lending was not materially affected.  This is primarily due to a strong local economy, which is attributable to the Company’s proximity to the University of Georgia, which provides significant economic stimuli to the area.  The Company’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.  This industry slowed significantly as a result of the September 11 terrorist attacks and the slowdown in the economy.  The Company has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown.  Management of the Company is confident that all of the Company’s hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

The Company’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators.  During their routine examinations of banks the FDIC and GDBF may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Nonperforming Assets

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due, totaled $2,899,000 at December 31, 2002 compared to $988,000 at December 31, 2001.   This increase is attributable to an increase in nonaccrual loans and other real estate owned.  The increase in nonaccrual loans was primarily due to two loans totaling $841,000 to one customer who filed bankruptcy in August and one loan to another customer totaling $817,000 which were moved to nonaccrual status during 2002.  The two loans totaling $841,000 are secured by a large tract of land which is pending sale.  The $817,000 loan is secured by a motel.  There were no related party loans which were considered non-performing at December 31, 2002.

A summary of non-performing assets at December 31, 2002, 2001, 2000, 1999 and 1998 is presented in Table 8.

Table 8
Non-performing Assets

	December 31,
	2002	2001	2000	1999	1998

Other real estate and repossessions	291,931	43,690	37,265	53,398	40,000
Accruing loans 90 days or more past due	9,562	33,675	586	-	530
Non-accrual loans	2,597,069	910,822	217,919	25,010	30,571
Interest on non-accrual loans which \ would have been reported	188,000	30,800	7,200	200	1,500
Interest recognized on non-accrual loans prior to reclassification of loans	98,000	57,000	10,000	2,000	1,000

Document Links

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

Management continually monitors the loan portfolio to ensure that all loans potentially having a material adverse impact on future operating results, liquidity or capital resources have been classified as non-performing.  Should economic conditions deteriorate, the inability of distressed customers to service their existing debt could cause higher levels of non-performing loans.

Deposits

The Company primarily uses deposits to fund its loan and investment portfolios. The Company offers a variety of deposit accounts to individuals and businesses.  Deposit accounts include checking, savings, money market and time deposits.  As of December 31, 2002, total deposits were $211,363,000, an increase of $31,635,000 or 17.6% over the December 31, 2001 balance of $179,728,000.  The increase in deposits is primarily attributable to growth in savings, which resulted from deposit campaigns throughout 2002.

The average balance of the deposits and the average rates paid on such deposits are summarized in Table 9.

Table 9
Deposits

	December 31,
	2002		2001		2000
Deposits:
Non-interest bearing demand	$23,713,917	-	$20,749,925	-	$19,513,375	-
Interest bearing demand	50,959,946	1.74%	41,854,844	2.73%	35,981,339	3.28%
Savings	27,015,213	2.26%	11,542,884	2.47%	9,579,717	2.04%
Time	89,334,650	4.35%	89,971,607	6.10%	74,724,850	5.94%

	$191,023,726		$164,119,260		$139,799,281

Time deposits in amounts of $100,000 or more totaled $27,709,000, $18,621,000 and $24,143,000 at December 31, 2002, 2001 and 2000, respectively.  Table 10 is a summary of the maturity distribution of time deposits in amounts of $100,000 or more as of December 31, 2002.

Table 10
Maturities of Time Deposits over $100,000

Within 3 months	$ 3,292,059
After 3 through 6 months	547,696
After 6 through 12 months	11,333,485
After 12 months	12,535,611
$ 27,708,851

Document Links

Transactions with Related Parties

The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business.  It is the policy of the Company that loan transactions with directors and officers are made on substantially the same terms as those prevailing at the time made for comparable loans to other persons.  At December 31, 2002, the Company had loans outstanding to related parties of $4,792,000 and deposits of related parties were $7,963,000.

Liquidity

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

The Company monitors its liquidity position on a semi-monthly basis.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is arrived at by dividing the Company’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities, by the sum of the Company’s deposit liabilities and securities sold under agreement to repurchase.  At December 31, 2002, the Company’s liquidity ratio was 15.5%.

The Company maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Company has arrangements with correspondent banks for short term unsecured advances up to $7,000,000.  Additional liquidity is provided to the Company through FHLB advances up to $19,946,000, of which $13,300,000 was outstanding at December 31, 2002.

Cash and cash equivalents increased $1,927,000to a total of $15,865,000at year-end 2002 as cash provided by operating activities and financing activities outpaced amounts used by investing activities.  Cash inflows from operations totaled $3,726,000 in 2002, while inflows from financing activities totaled $30,833,000, most of which were net deposit increases during 2002 of $31,635,000, offset by cash dividends paid during 2002 of $900,000.

Investing activities used $32,631,000 of cash and cash equivalents, principally composed of net advances of loans to customers of $28,763,000 during 2002 and purchases of investment securities of $13,341,000, offset by proceeds from the sales, calls and maturities of investment securities totaling $11,411,000.

Contractual Obligations and Commitments

The Company has contractual obligations to make future payments pursuant to its agreement with the Federal Home Loan Bank (“FHLB”) and is party to certain off-balance sheet arrangements.

At December 31, 2002, the Company had one advance from the FHLB outstanding in the amount of $13,300,000 which matures in August 2003 and calls for interest to be paid quarterly at a fixed rate of 6.34%.

Document Links

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.  At December 31, 2002, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $25,331,000 and $1,421,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $25,331,000 does not necessarily represent future cash requirements.  Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

In the normal course of business the Bank is a party to financial instruments with off balance sheet risk.  See note 9 to the consolidated financial statements for a discussion of these risks and contractual commitments.

Capital Resources

The Company continues to maintain capital ratios required to be deemed well capitalized.  Table 11 presents the Company’s regulatory capital position at December 31, 2002.

Table 11
Capital Ratios

Risk-Based Capital Ratios Actual as of December 31, 2002

Tier 1 Capital	10.2%
Tier 1 Capital minimum requirement	4.0%
Excess	6.2% ====

Total Capital	11.4%
Total Capital minimum requirement	8.0%
Excess	3.4%

Leverage Ratio As of December 31, 2002

Tier 1 Capital to average total assets	7.5%
Minimum leverage requirement	3.0%
Excess	4.5% ====

The Company’s key equity ratios as of December 31, 2002, 2001 and 2000 are presented in Table 12.

Document Links

Table 12
Selected Ratios

The following table sets out certain ratios of the Company for the years indicated.

	2002	2001	2000
Net income to:
Average stockholders’ equity	14.27%	14.50%	17.46%
Average assets	1.16%	1.22%	1.53%
Dividends to net income	34.45%	37.61%	40.13%
Average equity to average assets	8.13%	8.39%	8.79%

For a more complete discussion of the actual and required ratios of the Company, see note 11 to the consolidated financial statements and “Supervision and Regulation – Capital Adequacy.”

Asset/Liability and Interest Rate Sensitivity Management

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

Document Links

Oconee also measures its short-term exposure to interest rate risk by simulating the impact to net interest income under several rate change levels.  Interest-earning assets and interest-bearing liabilities are rate shocked to stress test the impact to the Bank’s net interest income and margin.  The rate shock levels span three 100 basis point increments up and down from current interest rates.  This information is used to monitor interest rate exposure risk relative to anticipated interest rate trends.  Asset/liability management strategies are developed based on this analysis in an effort to limit the Bank’s exposure to interest rate risk.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 that are expected to mature, prepay or reprice in each of the future time periods shown.  Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Investment securities are reported based on the adjusted cost basis.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities.  The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven the rates of these deposits to be more stable over the course of a year.

	Three Months or Less	Four Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Investment securities	$ 10,493	3,248	1,241	22,977	37,959
Federal funds sold	8,466	---	---	---	8,466
Loans	94,371	37,861	50,188	1,393	183,813
Total interest-bearing assets	$ 113,330	41,109	51,429	24,370	230,238
Interest-bearing liabilities:
Deposits:
Savings and demand	$ 90,936	---	---	---	90,936
Time deposits	11,539	37,095	47,724	78	96,436
Federal Home Loan Bank advances	---	13,300	---	---	13,300
Repurchase agreements	742	---	---	---	742

Total interest-bearing liabilities	$ 103,217	50,395	47,724	78	201,414
Interest sensitive difference per period	$ 10,113	(9,286)	3,705	24,292	28,824
Cumulative interest sensitivity difference	$ 10,113	827	4,532	28,824
Cumulative difference to total earning assets	4.39%	0.36%	1.97%	12.52%

Note:  For purposes of this analysis, nonaccrual loans, overdrafts and unearned interest are not included in Loans.

Document Links

At December 31, 2002 the difference between the Company’s assets and liabilities repricing or maturing within one year was $827,000.  Due to an excess of assets repricing or maturing within one year, a rise in interest rates would generally cause the Company’s net interest income to increase.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates.  Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset.  Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.  In addition, significant rate decreases would not likely be reflected in the liability repricing and therefore would make the bank more sensitive in a falling rate environment.

Inflation

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

PART III

ITEM 9.                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                                WITH SECTION 16(a) OF THE EXCHANGE ACT.

                The information contained under the headings “Information About Nominees For Directors and  Executive Officers,” and “Compliance with Section 16(a)” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s annual meeting of shareholders to be held on May 5, 2003 to be filed with the Securities and Exchange Commission (“SEC”), is incorporated herein by reference.

ITEM 10.                EXECUTIVE COMPENSATION.

                The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Bank’s annual meeting of shareholders to be held on May 5, 2003, to be filed with the SEC, is incorporated herein by reference.

Document Links

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The information contained under the heading “Beneficial Ownership of Securities and Voting Rights” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company ‘s annual meeting of shareholders to be held on May 5, 2003, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                The information contained under the heading “Certain Relationships and Related Transaction” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all the Company ‘s annual meeting of shareholders to be held on May 5, 2003, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.                EXHIBITS, LIST AND REPORTS ON FORM 8–K.

                (a)           Financial Statements.

The following financial statements and notes thereto of the Registrant are located beginning at page F-1 of this Form 10-KSB pursuant to Item 7 of this Report:

  Report of Independent Certified Public Accountants

   Balance Sheets  - December 31, 2002 and 2001

  Statements of Earnings
  For the Years Ended December 31, 2002, 2001, and 2000

  Statements of Changes in Stockholders Equity
  For the Years Ended December 31, 2002, 2001, and 2000

  Statements of Cash Flows

  For the Years Ended December 31, 2002, 2001, and 2000

  Notes to Financial Statements

The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B.

3.1

Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998 (included as Exhibit 3.1 to the Bank’s 10-KSB filed with the SEC on March 30, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Oconee Financial Corporation, dated May 7, 2001 (included as Exhibit 3.2 to the Bank’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference)
4	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated Bylaws which define the rights of the holders of Common Stock of the Bank.
4.1	Form of Common Stock Certificate (included as Exhibit 4.1 to the Bank’s 10-KSB filed with the SEC on March 30, 1999 and incorporated herein by reference).
10.1	Oconee State Bank Officers’ Cash Incentive Plan (included as Exhibit 10.1 to the Bank’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference)
21	Subsidiaries of Oconee Financial Corporation (included as Exhibit 21 to the Bank’s 10-KSB filed with the SEC on March 30, 1999 and incorporated herein by reference).
24	Power of Attorney (included herein on the signature page).
99.1	Certification Pursuant To 18 U.S.C. Section 1350
99.2	Certification Pursuant To 18 U.S.C. Section 1350

Document Links

                (b)                Reports on Form 8-K.

                                Oconee did not file any reports on Form 8-K during the fourth quarter of 2002.

ITEM 14.                CONTROLS AND PROCEDURES

            Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) within the 90 days before we filed this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective in accumulating and communicating information to our management, including our President and CEO and CFO, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under all applicable federal securities law is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

                There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Oconee Financial Corporation:

We have audited the accompanying consolidated balance sheets of Oconee Financial Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Financial Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                                                       /s/  Porter Keadle Moore, LLP

Atlanta, Georgia
February 14, 2003

OCONEE FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 2002 and 2001

	2002	2001

Assets

Cash and due from banks, including reserve
requirements of $2,964,000 and $2,269,000	$7,399,399	8,051,077
Federal funds sold	8,466,000	5,887,000

Cash and cash equivalents	15,865,399	13,938,077

Investment securities	38,899,237	36,194,231
Other investments	1,090,429	765,429
Mortgage loans held for sale	6,842,457	6,902,766
Loans, net	177,453,707	149,475,302
Premises and equipment, net	3,454,182	2,253,136
Accrued interest receivable and other assets	3,037,671	2,995,063

	$246,643,082	212,524,004

Liabilities and Stockholders’ Equity

Deposits:
Demand	$23,991,371	22,041,622
Interest-bearing demand	56,637,322	53,669,317
Savings	34,298,949	17,256,006
Time	96,435,702	86,761,307

Total deposits	211,363,344	179,728,252

Securities sold under repurchase agreements	742,396	645,016
Federal Home Loan Bank advances	13,300,000	13,300,000
Accrued interest payable and other liabilities	2,224,338	2,057,315

Total liabilities	227,630,078	195,730,583

Stockholders’ equity:
Common stock, par value $2, authorized 1,500,000 shares,
issued and outstanding 899,885 shares	1,799,770	1,799,770
Additional paid-in capital	4,246,832	4,246,832
Retained earnings	12,383,367	10,671,321
Accumulated other comprehensive income	583,035	75,498

Total stockholders’ equity	19,013,004	16,793,421

	$246,643,082	212,524,004

See accompanying notes to consolidated financial statements.

F-2

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Earnings

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Interest income:
Interest and fees on loans	$13,050,387	13,271,683	11,518,428
Interest on federal funds sold	104,368	452,596	404,551
Interest and dividends on securities:
U. S. Treasuries and government agencies	991,561	1,314,972	1,356,630
State, county and municipal	713,056	713,717	752,648
Other	64,218	72,383	39,426
Interest on interest-bearing deposits with banks	-	1,876	5,206

Total interest income	14,923,590	15,827,227	14,076,889

Interest expense:
Interest-bearing demand deposits	887,176	1,142,992	1,180,610
Savings deposits	609,431	284,883	195,484
Time deposits	3,885,384	5,485,150	4,435,334
Federal Home Loan Bank advances	854,931	854,931	303,995
Other	21,898	37,078	74,903

Total interest expense	6,258,820	7,805,034	6,190,326

Net interest income	8,664,770	8,022,193	7,886,563

Provision for loan losses	555,000	300,000	386,600

Net interest income after provision for loan losses	8,109,770	7,722,193	7,499,963

Other income:
Service charges	1,013,876	899,088	780,368
Gain (loss) on sale of securities	4,357	-	(161,867)
Mortgage banking income	1,118,722	779,960	487,938
Miscellaneous	367,224	312,456	270,782

Total other income	2,504,179	1,991,504	1,377,221

Other expenses:
Salaries and employee benefits	4,300,182	3,863,829	3,205,107
Occupancy	901,460	853,498	727,866
Other operating	1,647,546	1,598,127	1,413,242

Total other expenses	6,849,188	6,315,454	5,346,215

Earnings before income taxes	3,764,761	3,398,243	3,530,969

Income tax expense	1,152,830	1,005,714	1,064,187

Net earnings	$2,611,931	2,392,529	2,466,782

Net earnings per share	$2.90	2.66	2.74

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Net earnings	$2,611,931	2,392,529	2,466,782

Other comprehensive income, net of income taxes:
Unrealized gains on securities available for sale:
Holding gains arising during period,
net of tax of $312,197, $150,176 and $285,057	510,240	245,442	465,884
Reclassification adjustment for losses (gains) included in net
earnings, net of (tax) benefit of ($1,654), $0 and $61,445	(2,703)	-	100,422

Total other comprehensive income	507,537	245,442	566,306

Comprehensive income	$3,119,468	2,637,971	3,033,088

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2002, 2001 and 2000

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 1999	$1,799,940	4,249,160	7,701,769	(736,250)	13,014,619

Purchase and retirement of common
stock	(170)	(2,328)	-	-	(2,498)

Cash dividends declared
($1.10) per share	-	-	(989,874)	-	(989,874)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	566,306	566,306

Net earnings	-	-	2,466,782	-	2,466,782

Balance, December 31, 2000	1,799,770	4,246,832	9,178,677	(169,944)	15,055,335

Cash dividends declared
($1.00) per share	-	-	(899,885)	-	(899,885)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	245,442	245,442

Net earnings	-	-	2,392,529	-	2,392,529

Balance, December 31, 2001	1,799,770	4,246,832	10,671,321	75,498	16,793,421

Cash dividends declared
($1.00) per share	-	-	(899,885)	-	(899,885)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	507,537	507,537

Net earnings	-	-	2,611,931	-	2,611,931

Balance, December 31, 2002	$1,799,770	4,246,832	12,383,367	583,035	19,013,004

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net earnings	$2,611,931	2,392,529	2,466,782
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities:
Depreciation, amortization and accretion	459,745	307,402	306,446
Provision for loan losses	555,000	300,000	386,600
Provision for deferred taxes	(31,832)	(340)	(120,110)
(Gain) loss on sale of investment securities	(4,357)	-	161,867
Gain on sale of premises and equipment	-	-	(1,500)
Change in:
Accrued interest receivable and other assets	(91,709)	(109,877)	(311,353)
Accrued interest payable and other liabilities	167,023	(95,011)	375,384
Mortgage loans held for sale	60,309	(4,624,153)	(411,223)

Net cash provided (used) by operating activities	3,726,110	(1,829,450)	2,852,893

Cash flows from investing activities:
Purchase of other investments	-	-	(272,800)
Purchase of investment securities available for sale	(13,340,887)	(19,943,661)	(2,950,769)
Proceeds from calls and maturities of investment securities
available for sale	10,416,083	14,274,230	2,077,390
Proceeds from sales of investment securities available
for sale	995,331	-	8,847,572
Investment in unconsolidated subsidiary	(325,000)	-	-
Net change in loans	(28,763,015)	(28,241,918)	(30,058,833)
Purchases of premises and equipment	(1,613,887)	(413,792)	(922,619)
Proceeds from sales of premises and equipment	-	-	1,500
Proceeds from sales of other real estate	-	-	2,736

Net cash used by investing activities	(32,631,375)	(34,325,141)	(23,275,823)

Cash flows from financing activities:
Net change in deposits	31,635,092	29,190,635	14,010,408
Net change in securities sold under repurchase agreements	97,380	(191,071)	(29,821)
Proceeds from Federal Home Loan Bank advances	-	-	13,300,000
Dividends paid	(899,885)	(989,874)	(899,970)
Purchase and retirement of stock	-	-	(2,498)

Net cash provided by financing activities	30,832,587	28,009,690	26,378,119

Net increase (decrease) in cash and cash equivalents	1,927,322	(8,144,901)	5,955,189

Cash and cash equivalents at beginning of year	13,938,077	22,082,978	16,127,789

Cash and cash equivalents at end of year	$15,865,399	13,938,077	22,082,978

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,371,957	7,908,814	5,941,998
Income taxes	$901,000	1,044,000	869,000

Noncash investing and financing activities:
Change in net unrealized loss on investment
securities available for sale, net of tax	$507,537	245,442	566,306
Change in dividends payable	$-	(89,989)	89,904
Transfer of loans to other real estate	$229,610	73,164	-
Financed sale of other real estate	-	73,164	-

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

Basis of Presentation
The accounting principles followed by the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses and valuation of real estate acquired in connection with or in lieu of foreclosure on loans.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

Investment Securities
The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2002 and 2001, the Company had classified all of its investment securities as available for sale.

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

F-7

 .

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)     Summary of Significant Accounting Policies, continued

Other Investments
Other investments include Federal Home Loan Bank stock and other equity securities with no readily determinable fair value. These investment securities are carried at cost.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or market value. At December 31, 2002 and 2001, the cost of mortgage loans held for sale approximates the market value.

Loans and Allowance for Loan Losses
Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.  Loan fees, net of certain origination costs, have been deferred and are being amortized over the lives of the respective loans.

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

Accrual of interest is discontinued on a loan when management believes, after considering economic conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Interest previously accrued but not collected is reversed against current period earnings and interest is recognized on a cash basis when such loans are placed on non-accrual status.

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

Net Earnings Per Share
 Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Company had no potential common shares outstanding during 2002, 2001 and 2000.  For each of those years, net earnings per share is calculated using the weighted average shares outstanding during the period of 899,885.

Reclassification
Reclassifications of certain amounts in the 2001 and 2000 financial statements have been made to conform with the financial statement presentation for 2002. The reclassifications have no effect on net earnings or stockholders’ equity as previously reported.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)    Investment Securities
         Investment securities available for sale at December 31, 2002 and 2001 are as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasuries and government agencies	$14,950,595	154,628	5,511	15,099,712
State, county and municipal	14,305,211	513,832	32,911	14,786,132
Mortgage-backed securities	8,203,659	310,170	436	8,513,393
Trust preferred securities	500,000	-	-	500,000

Total	$37,959,465	978,630	38,858	38,899,237

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agencies	$8,155,141	171,916	4,100	8,322,957
State, county and municipal	14,765,014	202,840	178,006	14,789,848
Mortgage-backed securities	12,652,384	20,763	91,721	12,581,426
Trust preferred securities	500,000	-	-	500,000

Total	$36,072,539	395,519	273,827	36,194,231

The amortized cost and fair value of investment securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$13,210,131	13,254,263
Due from one to five years	1,240,505	1,315,204
Due from five to ten years	4,228,695	4,426,242
Due after ten years	11,076,475	11,390,135
Mortgage-backed securities	8,203,659	8,513,393

	$37,959,465	38,899,237

Proceeds from sales of securities available for sale during 2002 were $995,331. Gross gains of $4,357 were realized on 2002 sales. Proceeds from sales of securities available for sale during 2000 were $8,847,572. Gross gains of $2,861 and gross losses of $164,728 were realized on 2000 sales. There were no sales of securities during 2001.

Securities with a carrying value of approximately $24,877,000 and $22,419,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes as required by law.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

  (3)      Loans
            Major classifications of loans at December 31, 2002 and 2001 are summarized as follows:

	2002	2001

Commercial, financial and agricultural	$21,466,048	18,154,481
Real estate - mortgage	93,464,207	74,130,798
Real estate - construction	51,268,113	45,386,203
Consumer	13,354,030	13,615,861

Total loans	179,552,398	151,287,343
Less allowance for loan losses	2,098,691	1,812,041
Total net loans	$177,453,707	149,475,302

The Bank grants loans and extensions of credit primarily to individuals and a variety of firms and corporations located in certain Georgia counties including Oconee and Clarke. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

At December 31, 2002 and 2001, the recorded investment in loans that were on nonaccrual loan status and considered to be impaired was approximately $2,597,000 and $911,000, respectively. The related allowance for loan losses on these loans was approximately $390,000 and $137,000 at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans for the twelve months ended December 31, 2002 and 2001 was approximately $1,140,000 and $449,000, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company recognized approximately $98,000, $57,000 and $10,000, respectively, of interest income on impaired loans.

 Changes in the allowance for loan losses were as follows:

	2002	2001	2000

Balance at beginning of year	$1,812,041	1,807,671	1,469,126
Provision for loan losses	555,000	300,000	386,600
Amounts charged off	(300,048)	(381,521)	(97,676)
Recoveries on amounts previously charged off	31,698	85,891	9,621

Balance at end of year	$2,098,691	1,812,041	1,807,671

(4)     Premises and Equipment
          Major classifications of premises and equipment are summarized as follows:

	2002	2001

Land	$1,209,929	459,929
Buildings and improvements	2,474,501	1,853,636
Furniture and equipment	2,921,606	2,678,584
	6,606,036	4,992,149

Less accumulated depreciation	3,151,854	2,739,013

	$3,454,182	2,253,136

Depreciation expense was $412,841, $379,385 and $329,780 for the years ended December 31, 2002, 2001 and 2000, respectively.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(5)     Deposits

The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were approximately $27,709,000 and $18,621,000 at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of certificates of deposits are as follows:

2003	$48,601,684
2004	44,064,244
2005	1,687,516
2006	429,321
2007	1,575,145
Thereafter	77,792
$96,435,702

          At December 31, 2002, the Bank had one customer with deposits of approximately $12,510,000.

(6)     Income Taxes

          The components of income tax expense in the statements of earnings are as follows:

	2002	2001	2000
Current	$1,184,662	1,006,054	1,184,297
Deferred	(31,832)	(340)	(120,110)

Total income tax expense	$1,152,830	1,005,714	1,064,187

The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2002	2001	2000
Pretax income at statutory rates	$1,280,019	1,155,403	1,200,529
Add (deduct):
Tax exempt interest income	(232,608)	(231,880)	(258,405)
Non-deductible interest expense	28,093	40,424	38,178
State taxes, net of federal effect	84,791	42,590	78,896
Other	(7,465)	(823)	4,989

	$1,152,830	1,005,714	1,064,187

The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset. The net deferred tax asset is a component of other assets at December 31, 2002 and 2001.

	2002	2001
Deferred income tax assets:
Allowance for loan losses	$710,462	601,649
Other real estate	28,947	25,952
Other	4,589	13,155
Total gross deferred income tax assets	743,998	640,756
Deferred income tax liabilities:
Premises and equipment	125,776	54,366
Unrealized gains on investment securities available for sale	356,737	46,194

Total gross deferred income tax liabilities	482,513	100,560

Net deferred income tax asset	$261,485	540,196

F-11

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

  (7)    Federal Home Loan Bank Advances

 The Bank has an agreement with the Federal Home Loan Bank (“FHLB”) whereby the FHLB agreed to provide the Bank credit facilities. Any amounts advanced by the FHLB are secured under a blanket floating lien on all of the Bank’s 1-4 family first mortgage loans, which totaled approximately $26,595,000 and $25,569,000 at December 31, 2002 and 2001, respectively. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB. At December 31, 2002 and 2001, the Bank had one advance outstanding in the amount of $13,300,000, which matures in August 2003, and calls for interest to be paid quarterly at a fixed rate of 6.34%.

  (8)    Related Party Transactions

The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers are made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following is a summary of activity for related party loans for 2002:

Beginning balance	$4,073,000
New loans	5,344,000
Repayments	(4,625,000)

Ending balance	$4,792,000

Deposits from related parties totaled approximately $7,963,000 and $9,316,000 as of December 31, 2002 and 2001, respectively.

  (9)    Commitments

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

In most cases, the Company does require collateral or other security to support financial instruments with credit risk.

	Contractual Amount
	2002	2001
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$25,331,000	22,002,000
Standby letters of credit and
financial guarantees written	$1,421,000	715,000

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

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(9)     Commitments, continued

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

The Company sells participations in certain types of loans in order to comply with legal lending limits. At December 31, 2002, the Company had participations sold outstanding of approximately $6,718,000. Of the total participations sold, approximately $3,698,000 has been sold under agreements that provide for the participating institutions to receive 100% of their investment prior to the Company receiving any principle payments, regardless of repayment, default, foreclosure or liquidation.

The Company has $7,000,000 available for the purchase of overnight federal funds from two correspondent financial institutions.

(10)  Profit Sharing Plan

The Company has a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The total contribution by the Company for 2002, 2001 and 2000 was approximately $264,000, $241,800 and $180,900, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2002, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(11)   Regulatory Matters, continued

The capital ratios for the Company are essentially the same as those of the Bank. Therefore, only the Bank’s capital ratios are presented in the following table (in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital
(to Risk-Weighted Assets)	$ 20,410	11.4%	$ 14,328	8.0%	$ 17,909	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$ 18,311	10.2%	$ 7,164	4.0%	$ 10,746	6.0%
Tier 1 Capital
(to Average Assets)	$ 18,311	7.5%	$ 9,786	4.0%	$ 12,233	5.0%

As of December 31, 2001:
Total Capital
(to Risk-Weighted Assets)	$ 18,380	11.8%	$ 12,519	8.0%	$ 15,649	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$ 16,568	10.6%	$ 6,259	4.0%	$ 9,389	6.0%
Tier 1 Capital
(to Average Assets)	$ 16,568	8.0%	$ 8,275	4.0%	$ 10,344	5.0%

  (12)  Stockholders’ Equity

On April 16, 2001, the Board of Directors of the Company declared a 5-for-1 stock split payable to stockholders of record on May 8, 2001. All share and per share amounts have been changed to reflect the stock split for all periods presented.

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other working capital needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year’s net earnings, and the ratio of equity capital to total assets.  Approximately $1,321,000 is available for payment of dividends from the Bank to the Company in 2003.

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

Cash and Cash Equivalents
 For cash, due from banks, interest-bearing deposits with banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities
Fair values for investment securities are based on quoted market prices.

F-13

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(13)   Fair Value of Financial Instruments, continued

Loans and Mortgage Loans Held for Sale
The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. Mortgage loans held for sale are valued based on the current price at which these loans could be sold into the secondary market.

Other Investments
The carrying amount of other investments approximates fair value.

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

Commitments to Extend Credit and Standby Letters of Credit
Commitments to extend credit and standby letters of credit are generally short-term and at variable interest rates.  Therefore, both the carrying value and estimated fair value associated with these instruments are immaterial.

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

F-14

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(13)   Fair Value of Financial Instruments, continued

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001 are as follows (in thousands):

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$ 15,865	15,865	13,938	13,938
Investment securities	$ 38,899	38,899	36,194	36,194
Other investments	$ 1,090	1,090	765	765
Mortgage loans held for sale	$ 6,842	6,842	6,903	6,903
Loans, net	$ 177,453	178,008	149,475	151,045

Liabilities:
Deposits and securities sold under
repurchase agreement	$ 212,106	212,558	180,373	182,072
FHLB advances	$ 13,300	13,481	13,300	13,758

  (14)    Other Operating Expenses

Components of other operating expenses which are greater than 1% of interest income and other income are as follows:

	2002	2001	2000
Professional fees	$ 293,435	241,092	197,793
Marketing expenses	$ 187,622	206,590	211,387

(15)     Oconee Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Cash	$1,015,056	1,050,161
Investment in subsidiary	18,893,984	16,643,625
Other assets	2,513	5,029
	$19,911,55	17,698,815

Liabilities and Stockholders’ Equity
Other liabilities	$898,549	905,394
Stockholders’ equity	19,013,004	16,793,421
	$19,911,553	17,698,815

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(15)         Oconee Financial Corporation (Parent Company Only) Financial Information, continued

Statements of Earnings

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Dividends from subsidiary	$ 899,885	899,885	1,122,878

Other expenses	49,606	63,472	22,533

Earnings before income taxes and equity in
undistributed earnings of subsidiary	850,279	836,413	1,100,345

Income tax benefit	18,830	24,094	8,554

Earnings before equity in undistributed earnings
of subsidiary	869,109	860,507	1,108,899

Equity in undistributed earnings of subsidiary	1,742,822	1,532,022	1,357,883

Net earnings	$2,611,931	2,392,529	2,466,782

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net earnings	$ 2,611,931	2,392,529	2,466,782
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,742,822)	(1,532,022)	(1,357,883)
Change in:
Other assets	2,516	2,515	3,415
Other liabilities	(6,845)	2,638	(6,430)
Net cash provided by operating activities	864,780	865,660	1,105,884
Cash flows from financing activities:
Dividends paid	(899,885)	(989,874)	(899,970)
Purchase and retirement of common stock	-	-	(2,498)
Net cash used by financing activities	(899,885)	(989,874)	(902,468)
Change in cash	(35,105)	(124,214)	203,416
Cash at beginning of year	1,050,161	1,174,375	970,959
Cash at end of year	$ 1,015,056	1,050,161	1,174,375

Document Links

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this Report on Form 10–KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 31st of March, 2003.

OCONEE FINANCIAL CORPORATION (Registrant) By: /s/ B. Amrey Harden B. Amrey Harden Title: President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

                KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints B. Amrey Harden or Douglas D. Dickens and either of them (with full power in each to act alone), as true and lawful attorneys–in–fact, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10–KSB and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney–in–fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

                Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10–KSB has been signed by the following persons in the capacities indicated on the 31st day of March 2003.

Signature	Title

/s/ G. Robert Bishop
Director
G. Robert Bishop

/s/ Jimmy L. Christopher
Director
Jimmy L. Christopher

/s/ Douglas D. Dickens
Chairman of the Board of Directors
Douglas D. Dickens

/s/ Walter T. Evans, Sr.
Director
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

/s/ Virginia S. Wells
Director
Virginia S. Wells

Document Links

I, B. Amrey Harden, certify that:

  I have reviewed this annual report on Form 10-KSB of Oconee Financial Corporation;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                Date: March 31, 2003

/s/ B. Amrey Harden B. Amrey Harden President and Chief Executive Officer

Document Links

I, Jerry K. Wages, certify that:

  I have reviewed this annual report on Form 10-KSB of Oconee Financial Corporation;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                Date: March 31, 2003

/s/ Jerry K. Wages Jerry K. Wages Executive Vice President and Chief Financial Officer

Document Links

INDEX TO EXHIBITS

Exhibit
No.

24.0         Power of Attorney is set forth on the signature page to this Form 10-KSB

99.1                Certification Pursuant To 18 U.S.C. Section 1350

99.2                Certification Pursuant To 18 U.S.C. Section 1350

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

ITEM 10.     EXECUTIVE COMPENSATION

ITEM 11.     CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

CONSOLIDATED BALANCE SHEETS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

CONSOLIDATED STATEMENTS OF EARNINGS FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND2000

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 20012, 2001 AND 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SELECTED STATISTICAL INFORMATION

Table 1 Average Balances and Interest Rates

Table 2 Volume-Rate Analysis

Table 3 Investment Portfolio

Table 4 Loan Portfolio

Table 5 Allowance for Loan Losses

Table 6 Deposits

Table 7 Selected Ratios

SIGNATURES