Form 10QSB
period 2003-03-31
OCONEE FINANCIAL CORP
filed 2003-05-15
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to  _________

Commission File number 000-25267

Oconee Financial Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-2442250
(State of Incorporation)	(I.R.S. Employer Identification No.)

35 North Main Street Watkinsville, Georgia	30677
(Address of principal executive offices)	(Zip Code)

706-769-6611
 (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such filing requirements for the past 90 days.

YES XX       NO ___

Common stock, par value $2 per share: 899,885 shares
outstanding as of May 12, 2003

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2003
(Unaudited)

Assets

Cash and due from banks, including reserve requirements of $2,726,000	$7,407,419
Federal funds sold	19,109,000

Cash and cash equivalents	26,516,419

Investment securities available for sale	49,238,948
Other investments	1,090,429
Mortgage loans held for sale	4,996,300

Loans	177,480,751
Less: Allowance for loan losses	2,254,826

Loans, net	175,225,925

Premises and equipment, net	3,762,853
Accrued interest receivable and other assets	2,812,699

Total Assets	$263,643,573

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	26,280,026
Interest-bearing	201,589,761

Total Deposits	227,869,787

Securities sold under repurchase agreements	803,029
Federal Home Loan Bank advances	13,300,000
Accrued interest payable and other liabilities	1,803,037

Total Liabilities	243,775,853

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,885 shares	1,799,770
Additional paid-in capital	4,246,832
Retained earnings	12,961,355
Accumulated other comprehensive income	859,763
Total stockholders’ equity	19,867,720

Total liabilities and stockholders’ equity	$263,643,573

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings

For Each of the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
Interest Income:
Loans	$3,225,059	3,106,742
Investment securities:
Tax exempt	179,321	177,267
Taxable	191,312	309,969
Federal funds sold and other	50,608	38,749
Total interest income	3,646,300	3,632,727

Interest Expense:
Deposits	1,311,538	1,386,468
Other	214,515	215,875
Total interest expense	1,526,053	1,602,343

Net interest income	2,120,247	2,030,384

Provision for loan losses	171,000	105,000

Net interest income after provision for loan losses	1,949,247	1,925,384

Other Income:

Service charges on deposit accounts	271,757	216,894
Mortgage banking income	386,924	288,621
Other operating income	123,663	121,702
Total other income	782,344	627,217

Other Expense:
Salaries and other personnel expense	1,215,396	1,051,461
Net occupancy and equipment expense	242,203	226,462
Other operating expense	455,582	419,742
Total other expense	1,913,181	1,697,665

Earnings before income taxes	818,410	854,936

Income taxes	240,426	258,280

Net earnings	$577,984	596,656

Earnings per common share based on average
outstanding shares of 899,885 in 2003 and 2002:	$0.64	0.66

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Net earnings	$577,984	596,656

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax
of $169,320 and $16,442	276,728	(26,844)

Total other comprehensive income (loss)	276,728	(26,844)

Comprehensive income	$854,712	569,812

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
Cash flows from operating activities:
Net earnings	$577,984	596,656
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	171,000	105,000
Depreciation, amortization and accretion	109,018	106,113
Change in assets and liabilities:
Interest receivable and other assets	224,972	131,222
Interest payable and other liabilities	309,264	(377,850)
Mortgage loans held for sale	1,846,157	4,757,023

Net cash provided by operating activities	3,238,395	5,318,164

Cash flows from investing activities:
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	11,495,311	1,125,765
Purchases of investment securities available for sale	(21,382,042)	0
Net change in loans	2,056,782	(7,289,194)
Purchases of premises and equipment	(424,617)	(77,442)

Net cash used by investing activities	(8,254,566)	(6,240,871)

Cash flows from financing activities:
Net change in deposits	16,506,443	308,988
Net change in securities sold under repurchase agreements	60,633	498,912
Dividends paid	(899,885)	(899,885)

Net cash provided by (used in) financing activities	15,667,191	(91,985)

Net increase (decrease) in cash and cash equivalents	10,651,020	(1,014,692)

Cash and cash equivalents at beginning of period	15,865,399	13,938,077

Cash and cash equivalents at end of period	$26,516,419	12,923,385

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Supplemental cash flow information:
Cash paid for interest	$1,550,520	$1,674,024
Cash paid for taxes	$68,000	$270,890

Noncash investing and financing activities:
Change in dividends payable	$899,885	$899,885
Change in net unrealized gain on investment securities
available for sale, net of tax	$276,728	$(26,844)

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

Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2002.

Critical Accounting Policies

The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Some of the Corporation’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Corporation’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s Annual Report for Fiscal Year 2002 to Shareholders.

Many of the Corporation’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Corporation’s estimate of the allowance for loan losses. The Corporation performs periodic detailed reviews of its loan portfolio in order to assess the adequacy of the allowance for loan losses in light of anticipated risks and loan losses. In addition, investment securities and mortgage loans held for sale are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Corporation using dealer quotes or market comparisons.

(2)     Cash and Cash Equivalents

For presentation in the financial statements, cash and cash equivalents include cash on hand and amounts due from banks, and federal funds sold.

(3)      Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Corporation had no potential common shares outstanding during 2003 and 2002.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(4)     Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	2003	2002

Balance at beginning of year	$2,098,691	1,812,041
Amounts charged off	(20,955)	(17,644)
Recoveries on amounts previously charged off	6,090	9,415
Provision for loan losses	171,000	105,000

Balance at March 31	$2,254,826	1,908,812

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Financial Condition

Total assets at March 31, 2003 were $263,643,573, representing a $17,000,491 (6.89%) increase from December 31, 2002. Deposits increased $16,506,443 (7.81%) from December 31, 2002. Loans decreased $2,071,647 (1.15%). The decrease in loan volume is due primarily to a decrease in loan demand, tightened credit standards put in place by the Bank in response to the slowing economy, and the payoff of a $3,000,000 motel loan during the first three months of 2003. Investment securities increased $10,339,711 (26.58%) from December 31, 2002 due primarily to purchases totaling $21,382,042, offset by the maturity of a U.S. Treasury security of $10,000,000 and paydowns of mortgage-backed securities. The allowance for loan losses at March 31, 2003 was $2,254,826, compared to the December 31, 2002 balance of $2,098,691, representing 1.27% of total loans at March 31, 2003, compared to 1.17% of total loans at December 31, 2002. Cash and cash equivalents increased $10,651,020 from December 31, 2002.

The total of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $3,069,485 at March 31, 2003, representing an increase of $170,923 (5.90%) from December 31, 2002. This increase is attributable to a $126,773 increase in loans more than 90 days past due and still accruing and an increase of $56,662 in nonaccrual loans, offset by a decrease of $12,472 in repossessed collateral. Nonaccrual loans represented 1.50% of total loans outstanding at March 31, 2003, compared to 1.45% of total loans outstanding at December 31, 2002. There were no related party loans which were considered to be nonperforming at March 31, 2003.

At March 31, 2003, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry. The Corporation monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines. The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely affect construction of new homes and developments of new housing communities. The Corporation’s housing lending slowed somewhat during the first quarter of 2003. The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry. This industry slowed significantly during the fourth quarter of 2001 as a result of the September 11 terrorist attacks. The Corporation has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown. Management of the Corporation is confident that all of the Corporation’s hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Results of Operations

Net interest income increased $89,863 (4.43%) in the first three months of 2003 compared to the same period for 2002. Interest income for the first three months of 2003 was $3,646,300, representing an increase of $13,573 (0.37%) as compared to the same period in 2002. Interest expense for the first three months of 2003 decreased $76,290 (4.76%) compared to the same period in 2002. The increase in interest income during the first three months of 2003 compared to the same period in 2002 is primarily attributable to an increase in the volume of loans. The decrease in interest expense is primarily attributable to a lower interest rate environment during the first three months of 2003 as compared to the same period in 2002.

The Bank’s net interest margin for the first three months of 2003 was 3.71%, compared to 4.23% for the same time period during 2002. Although net interest income increased, the Bank’s net interest margin decreased due to a $39,035,484 (19.20%) increase in average interest earning assets from March 31, 2002 to March 31, 2003.

The Bank analyzes its allowance for loan losses on a monthly basis. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. For the three months ended March 31, 2003, the provision for loan losses was $171,000, compared to $105,000 for the same period in 2002. The increase in the provision for loan losses is primarily attributable to additional provisions made in 2003 due to loan growth, the current economic environment, and an increase in nonperforming assets. The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment. It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first three months of 2003 increased $155,127 (24.73%) compared to the first three months of 2002. This increase is primarily attributable to a $98,303 increase in fee income on mortgage loans held for sale and an increase in NSF charges of $50,475. The increase in fee income on mortgage loans held for sale is due to an increase in the volume of mortgage loans that the Bank originated during the first three months of 2003 as a result of the continued low mortgage interest rates and strong housing market. The increase in NSF charges is primarily due to growth in the number of deposit accounts.

Other expenses for the first three months of 2003 increased $215,516 (12.69%) compared to the first three months in 2002. The increase is primarily attributable to a $163,935 (15.59%) increase in salaries and benefits expense primarily due to merit increases based on employee performance, as well as an increase in staffing in response to the Bank’s growth.

The Bank’s effective tax rates were 29% and 30% for the three months ended March 31, 2003 and 2002, respectively.

Interest rate sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Bank’s portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest earning assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. One method to measure interest rate sensitivity is through a repricing gap. The gap is calculated by taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature during that time frame. A negative gap (more liabilities repricing than assets) generally indicates that the Bank’s net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that the Bank’s net interest income will decrease if rates fall and will increase if rates rise. The Bank uses a model that applies betas to various deposit accounts based on past history of rate changes, since it is not likely that deposit rates would change in the same amount as loan rates. At March 31, 2003, the difference between the Bank’s liabilities and assets repricing or maturing within one year, without applying the betas was $13,085,263, indicating the Bank was liability sensitive. However, after applying the betas, the results show that the Bank was asset sensitive by $24,097,029. It is the belief of management that the gap position arrived at by applying the betas is a more accurate reflection of what would actually happen should interest rates change.

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

The Corporation monitors its liquidity position regularly. The primary tool used in this analysis is an internal calculation of a liquidity ratio. This ratio is arrived at by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities, by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase. At March 31, 2003, the Corporation’s liquidity ratio was 23.0%.

The Corporation maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $5,600,000. Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances up to $20,393,000, of which $13,300,000 was outstanding at March 31, 2003.

During the first three months of 2003, cash and cash equivalents increased $10,651,020 to a total of $26,516,419 at March 31, 2003 as cash provided by operating and financing activities outpaced amounts used by investing activities. Cash inflows from operations totaled $3,238,395 during the first three months of 2003, while inflows from financing activities totaled $15,667,191, most of which were net deposit increases during the first three months of $16,506,443, offset by cash dividends paid during the first three months of 2003 of $899,885.

Investing activities used $8,254,566 of cash and cash equivalents, consisting of purchases of investment securities of $21,382,042 and purchases of premises and equipment of $424,617, offset by net repayments of loans by customers of $2,056,782 and proceeds from the sales, calls, maturities and paydowns of investment securities totaling $11,495,311. At March 31, 2003, the Bank had $49,238,948 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation has contractual obligations to make future payments pursuant to its agreement with the Federal Home Loan Bank (“FHLB”) and is party to certain off-balance sheet arrangements.

At March 31, 2003, the Corporation had one advance from the FHLB outstanding in the amount of $13,300,000 which matures in August 2003 and calls for interest to be paid quarterly at a fixed rate of 6.34%.

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. At March 31, 2003, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $31,317,000 and $926,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $31,317,000 does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, continued

Capital

The following tables present Oconee State Bank’s regulatory capital position at March 31, 2003, based on the regulatory capital requirements of federal banking agencies. The capital ratios of the Corporation are essentially the same as those of the Bank at March 31, 2003 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios
Tier 1 Capital, Actual	10.3%
Tier 1 Capital minimum requirement	4.0%
Excess	6.3%
Total Capital, Actual	11.6%
Total Capital minimum requirement	8.0%
Excess	3.6%

Leverage Ratio
Tier 1 Capital to adjusted total assets	7.4%
Minimum leverage requirement	3.0%
Excess	4.4%

Item 3.

CONTROLS AND PROCEDURES

Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) within the 90 day period before we filed this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective in accumulating and communicating information to our management, including our President and CEO and CFO, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under all applicable federal securities law is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

None

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits

99. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

(b)  Reports on Form 8-K

There were no 8-K filings during the quarter for which this report is filed.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

OCONEE FINANCIAL CORPORATION

By:   /s/ B. Amrey Harden
       B. Amrey Harden, President and C.E.O.
       (Principal Executive Officer)

Date:      May 15, 2003

By: /s/ Jerry K. Wages
       Jerry K. Wages
       Executive Vice-President and C.F.O.
       (Principal Accounting Officer)

Date:      May 15, 2003

CERTIFICATE

I, B. Amrey Harden, certify that:

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

  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ B. Amrey Harden B. Amrey Harden President & Chief Executive Officer

CERTIFICATE

I, Jerry K. Wages, certify that:

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

  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Jerry K. Wages Jerry K. Wages Executive Vice President & Chief Financial Officer