Form 10QSB
period 2003-06-30
OCONEE FINANCIAL CORP
filed 2003-08-14
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

706-769-6611
 (Telephone Number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 899,885 shares of Common Stock, par value $2.00, outstanding as of August 14, 2003.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet
June 30, 2003
(Unaudited)

Assets

Cash and due from banks, including reserve requirements of $3,249,000	$8,799,295
Federal funds sold	20,847,000

Cash and cash equivalents	29,646,295

Investment securities available for sale	54,242,817
Other investments	1,090,429
Mortgage loans held for sale	5,746,176

Loans	176,515,702
Less: Allowance for loan losses	2,410,505

Loans, net	174,105,197

Premises and equipment, net	3,897,840
Accrued interest receivable and other assets	2,787,061

Total Assets	$271,515,815

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$28,264,020
Interest-bearing	207,300,800

Total Deposits	235,564,820

Securities sold under repurchase agreements	1,010,589
Federal Home Loan Bank advances	13,300,000
Accrued interest payable and other liabilities	960,854

Total Liabilities	250,836,263

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,885 shares	1,799,770
Additional paid-in capital	4,246,832
Retained earnings	13,617,794
Accumulated other comprehensive income	1,015,156

Total stockholders’ equity	20,679,552

Total liabilities and stockholders’ equity	$271,515,815

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For  the Three Months and the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002
Interest Income:
Loans	$3,252,651	3,218,075	6,477,710	6,324,817
Investment securities:
Tax exempt	195,638	182,131	374,959	359,398
Taxable	246,122	289,783	437,434	599,752
Federal funds sold and other	53,433	23,969	104,041	62,718
Total interest income	3,747,844	3,713,958	7,394,144	7,346,685

Interest Expense:
Deposits	1,296,534	1,309,918	2,608,072	2,696,386
Other	218,189	218,561	432,704	434,436
Total interest expense	1,514,723	1,528,479	3,040,776	3,130,822

Net interest income	2,233,121	2,185,479	4,353,368	4,215,863

Provision for loan losses	171,000	105,000	342,000	210,000

Net interest income after provision for loan losses	2,062,121	2,080,479	4,011,368	4,005,863

Other Income:

Service charges on deposit accounts	273,808	255,739	545,565	472,633
Mortgage banking income	480,168	204,345	867,092	492,966
Securities gains, net	0	4,357	0	4,357
Other operating income	84,690	80,658	208,353	202,360
Total other income	838,666	545,099	1,621,010	1,172,316

Other Expense:
Salaries and other personnel expense	1,251,790	1,063,838	2,467,186	2,115,299
Net occupancy and equipment expense	251,212	229,310	493,415	455,772
Other operating expense	459,028	420,723	914,610	840,465
Total other expense	1,962,030	1,713,871	3,875,211	3,411,536

Earnings before income taxes	938,757	911,707	1,757,167	1,766,643

Income taxes	282,319	273,163	522,745	531,446

Net earnings	$656,438	638,544	1,234,422	1,235,197

Earnings per common share based on average
outstanding shares of 899,885 in 2003 and 2002:	$0.73	0.71	1.37	1.37

 See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002

Net earnings	$656,438	638,544	1,234,422	1,235,197

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax
of $95,080, $213,490, $264,399, and $198,719	155,393	348,917	432,121	322,776
Reclassification adjustments for gains included in net
earnings, net of tax of $0, $1,654, $0, and $1,654	0	(2,703)	0	(2,703)

Total other comprehensive income	155,393	346,214	432,121	320,073

Comprehensive income	$811,831	984,758	1,666,543	1,555,270

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six  Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002
Cash flows from operating activities:
Net earnings	$1,234,422	1,235,197
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	342,000	210,000
Depreciation, amortization and accretion	221,950	220,163
Gain on sale of investment securities	0	(4,357)
Change in assets and liabilities:
Interest receivable and other assets	596,731	642,280
Interest payable and other liabilities	(363,599)	(277,517)
Mortgage loans held for sale	1,096,281	2,948,135

Net cash provided by operating activities	3,127,785	4,973,901

Cash flows from investing activities:
Proceeds from sale of investment securities	0	995,331
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	14,051,217	2,597,458
Purchases of investment securities available for sale	(28,678,653)	0
Net change in loans	2,395,993	(19,560,027)
Purchases of premises and equipment	(685,230)	(1,478,844)

Net cash used by investing activities	(12,916,673)	(17,446,082)

Cash flows from financing activities:
Net change in deposits	24,201,476	11,244,971
Net change in securities sold under repurchase agreements	268,193	264,522
Dividends paid	(899,885)	(899,885)

Net cash provided by financing activities	23,569,784	10,609,608

Net increase (decrease) in cash and cash equivalents	13,780,896	(1,862,573)

Cash and cash equivalents at beginning of period	15,865,399	13,938,077

Cash and cash equivalents at end of period	$29,646,295	12,075,504

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Six Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Supplemental cash flow information:
Cash paid for interest	$3,053,272	$2,571,702
Cash paid for taxes	$648,000	$523,060

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$610,517	$91,831
Change in dividends payable	$899,885	$899,885
Change in net unrealized gain on investment securities
available for sale, net of tax	$432,121	$322,073

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

In September 2002, OSB Services, Inc., a wholly owned subsidiary of the Bank, acquired an ownership interest in Community Insurance Group, LLC through an initial capital contribution of $325,000.  Community Insurance Group, LLC was formed for the purpose of offering insurance products and services.  The investment in Community Insurance Group, LLC is accounted for using the cost method of accounting.

The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein.  All such adjustments are of a normal recurring nature.

Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2002.

Critical Accounting Policies

The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Some of the Corporation’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Corporation’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report to Shareholders for the  year ended December 31, 2002.

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

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(4)             Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	2003	2002

Balance at beginning of year	$2,098,691	1,812,041
Amounts charged off	(46,369)	(39,598)
Recoveries on amounts previously charged off	16,183	23,283
Provision for loan losses	342,000	210,000

Balance at June 30	$2,410,505	2,005,726

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

Financial Condition

Total assets at June 30, 2003 were $271,515,815, representing a $24,872,733 (10.08%) increase from December 31, 2002.  Deposits increased $24,201,476 (11.45%) from December 31, 2002.  The primary area of growth in deposits has been in the Bank’s savings accounts, which balances increased $17,255,586 from December 31, 2002.  Loans decreased $3,036,696 (1.69%) as a result of a decrease in loan demand, tightened credit standards put in place by the Bank in response to the slowing economy, and the payoff of a $3,000,000 motel loan during the first six months of 2003.  Investment securities increased $15,343,580 (39.44%) from December 31, 2002 due primarily to purchases totaling $28,678,653, offset by the maturity of a U.S. Treasury security of $10,000,000 and paydowns of mortgage-backed securities.  The allowance for loan losses at June 30, 2003 was $2,410,505, compared to the December 31, 2002 balance of $2,098,691, representing 1.37% of total loans at June 30, 2003, compared to 1.17% of total loans at December 31, 2002. Cash and cash equivalents increased $13,780,896 from December 31, 2002.  This increase is primarily due to deposit growth outpacing loan growth.  These excess funds are invested in Federal Funds sold, as the low interest rate market in investment securities was not deemed to be an attractive alternative.  The Corporation anticipates paying off its $13,300,000 outstanding advance with the Federal Home Loan Bank in August 2003.  This will result in a decrease in cash and cash equivalents.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $4,865,787 at June 30, 2003, representing an increase of $1,967,225 (67.87%) from December 31, 2002.  This increase is attributable to a $3,258,011 increase in loans more than 90 days past due and still accruing and an increase of $483,913 in other real estate owned, offset by a decrease of $1,774,314 in nonaccrual loans.  As a result of the increase, total nonperforming assets were 2.76% of total loans at June 30, 2003 compared to 1.61% of total loans at December 31, 2002.  Nonaccrual loans represented 0.47% of total loans outstanding at June 30, 2003, compared to 1.45% of total loans outstanding at December 31, 2002.  The decrease in nonaccrual loans is due to the payoffs of three loans that were on nonaccrual status at December 31, 2002.  The increase in loans more than 90 days past due and still accruing was the most significant factor affecting nonperforming assets and was primarily due to a motel loan with an outstanding balance of $3,140,234 that was 97 days past due at June 30, 2003.  The loan was not placed in nonaccrual status because the Bank was in the process of foreclosing on the property securing the loan at June 30, 2003.  Subsequent to June 30, 2003, in lieu of foreclosure, the Bank renewed the loan at prevailing interest rates upon receiving a partial payment and additional liquid collateral from the guarantors of the loan.  Three were no related party loans which were considered to be nonperforming at June 30, 2003.

At June 30, 2003, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry.    As of June 30, 2003, the Corporation had total commitments for construction and development loans of $67,466,162.  Total funded and unfunded commitment amounts for hotel and motel loans were $26,311,054 at June 30, 2003.  The Corporation monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines.  The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely affect construction of new homes and developments of new housing communities.  The Corporation’s housing lending slowed somewhat during the first half of 2003.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.  The Corporation has established a maximum dollar amount of hotel and motel loans that it is willing to fund.  Management of the Corporation is confident that all of the Corporation’s hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

Results of Operations

Net interest income increased $137,505 (3.26%) in the first six months of 2003 compared to the same period for 2002.  Interest income for the first six months of 2003 was $7,394,144, representing an increase of $47,459 (0.65%) as compared to the same period in 2002.  Interest expense for the first six months of 2003 decreased  $90,046 (2.88%) compared to the same period in 2002.  The increase in interest income during the first six months of 2003 compared to the same period in 2002 is primarily attributable to an increase in the volume of loans.  The decrease in interest expense is primarily attributable to a lower interest rate environment during the first six months of 2003 as compared to the same period in 2002.

The Bank’s net interest margin for the first six months of 2003 was 3.69%, compared to 4.35% for the same time period during 2002.  Yield on interest earning assets for the six-month period ending June 30, 2003 was 6.16%, compared to 7.43% for the six-month period ending June 30, 2002.  Interest expense on interest bearing liabilities was 2.33% for the six months ending June 30, 2003, compared to 3.01% for the same period during 2002.  Although net interest income increased, the Bank’s net interest margin decreased due to a $43,945,943 (21.49%) increase in average interest earning assets from June 30, 2002 to June 30, 2003.  The components of the increase in interest earning assets were a $18,067,412 increase in loans outstanding, an increase of $4,786,832 in mortgage loans originated and held for sale, a $10,895,925 increase in investment securities, and a $10,195,773 increase in federal funds sold.  Another major contributor to the reduction of the Bank’s net interest margin was the continued low rate environment, which was driven down further by a 0.25% reduction in the prime rate of interest during the first six months of 2003.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the six months ended June 30, 2003, the provision for loan losses was $342,000, compared to $210,000 for the same period in 2002.  The increase in the provision for loan losses is primarily attributable to the current economic environment and an increase in nonperforming assets, which was discussed previously in this document.  The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first six months of 2003 increased $448,694 (38.27%) compared to the first six months of 2002.  This increase is primarily attributable to a $374,126 increase in fee income on mortgage loans originated and sold and an increase in non-sufficient funds (NSF) charges of $67,498.  The increase in fee income on mortgage loans held for sale is due to an increase in the volume of mortgage loans that the Bank originated during the first six months of 2003 as a result of the continued low mortgage interest rates and strong housing market.  The increase in NSF charges is primarily due to growth in the number of deposit accounts.

Other expenses for the first six months of 2003 increased $463,675 (13.59%) compared to the first six months in 2002.  The increase is primarily attributable to a $351,887 (16.64%) increase in salaries and benefits expense primarily due to an increase in commissions paid to the bank’s mortgage loan originator due to a substantial increase in the volume of mortgage loans originated as well as merit increases based on employee performance.

The Bank’s effective tax rate was 30% for the six months ended June 30, 2003 and 2002.

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

The Bank also measures its short-term exposure to interest rate risk by simulating the impact to net interest income under several rate change levels.  Interest-earning assets and interest-bearing liabilities are rate shocked to stress test the impact to the Bank’s net interest income and margin.  The rate shock levels span three 100 basis point increments up and down from current interest rates.  This information is used to monitor interest rate exposure risk relative to anticipated interest rate trends.  Asset/liability management strategies are developed based on this analysis in an effort to limit the Bank’s exposure to interest rate risk.

The Bank tracks its interest rate sensitivity on a monthly basis using a model, which applies betas to various types of interest-bearing deposit accounts.  The betas represent the Bank’s inclination to reprice deposit rates based on historical data provided from a call report driven database.  The betas are used because it is not likely that deposit rates would change the full amount of a prime rate increase or decrease.

At June 30, 2003, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $585,370, indicating that the Bank was asset sensitive.  Rate shock data show that the Bank’s net interest income would increase $169,888 on an annual basis if rates increased 100 basis points, and would decrease $169,888 on an annual basis if rates fell 100 basis points.

Certain shortcomings are inherent in the method of analysis presented in the foregoing paragraph.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates.  Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset.  Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made above.   In additions, significant rate decreases would not likely be reflected in the liability repricing and therefore would make the Bank more sensitive in a falling rate environment.

Liquidity

The Corporation must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds.  To meet these obligations, the Corporation keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments.  Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs.  It is the policy of the Corporation to monitor its liquidity to meet regulatory requirements and its local funding requirements.

The Corporation monitors its liquidity position regularly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is arrived at by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities, by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase.  At June 30, 2003, the Corporation’s liquidity ratio was 25.2%.  This level of liquidity is within the Bank’s stated guidelines of 15-35%.

The Corporation maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $5,600,000.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances up to $17,558,000, of which $13,300,000 was outstanding at June 30, 2003.

During the first six months of 2003, cash and cash equivalents increased $13,780,896 to a total of $29,646,295 at June 30, 2003 as cash provided by operating and financing activities outpaced amounts used by investing activities.  Cash inflows from operations totaled $3,127,785 during the first six months of 2003, while inflows from financing activities totaled $23,569,784, most of which were net deposit increases during the first six months of  $24,201,476, offset by cash dividends paid during the first six months of 2003 of $899,885.

Investing activities used $12,916,673 of cash and cash equivalents, consisting of purchases of investment securities of $28,678,653 and purchases of premises and equipment of $685,230, offset by net repayments of loans by customers of $2,395,993 and proceeds from the sales, calls, maturities and paydowns of investment securities totaling $14,051,217.  At June 30, 2003, the Bank had $54,242,817 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation has contractual obligations to make future payments pursuant to its agreement with the Federal Home Loan Bank (“FHLB”) and is party to certain off-balance sheet arrangements.

At June 30, 2003, the Corporation had one advance from the FHLB outstanding in the amount of $13,300,000 which matures in August 2003 and calls for interest to be paid quarterly at a fixed rate of 6.34%.

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  At June 30, 2003, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $38,711,000and $999,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $38,711,000 does not necessarily represent future cash requirements.  Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.

Capital

The following tables present Oconee State Bank’s regulatory capital position at June 30, 2003, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at June 30, 2003 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	10.8%
Tier 1 Capital minimum requirement	4.0%

Excess	6.8%

Total Capital, Actual	12.0%
Total Capital minimum requirement	8.0%

Excess	4.0%

Leverage Ratio

Tier 1 Capital to adjusted total assets	7.3%
Minimum leverage requirement	3.0%

Excess	4.3%

Item 3.

CONTROLS AND PROCEDURES

Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) as of June 30, 2003. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective in accumulating and communicating information to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under all applicable federal securities law is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

(a)       The Corporation’s annual meeting of shareholders was held on May 5, 2003.

(b)       The following is a summary of matters submitted to a vote of security holders:

  The election * of the following directors to serve the current year term:
G. Robert Bishop Jimmy L. Christopher Douglas D. Dickens Walter T. Evans, Sr. John A. Hale B. Amrey Harden	Henry C. Maxey Carl R. Nichols Ann B. Powers Jerry K. Wages Virginia S. Wells
A tabulation of votes concerning the above issue is as follows:
Shares voted by proxy in favor Shares voted in person in favor Shares voted in person against Shares abstained from voting Broker Non-Votes Total Shares represented Total shares outstanding	626,590 69,284 0 0 0 695,874 899,885
* Directors were elected by slate, not individually. Vote tabulation is therefore by slate.

Item 5.     Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certification by B. Amrey Harden, CEO and President of the Corporation, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by Jerry K. Wages, Executive Vice President and Chief Financial Officer of the Corporation, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Joint Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
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

Date:      August 14, 2003

By: /s/ Jerry K. Wages
       Jerry K. Wages
       Executive Vice-President and C.F.O.
       (Principal Accounting Officer)

Date:      August 14, 2003