Form 10QSB
period 2003-09-30
OCONEE FINANCIAL CORP
filed 2003-11-14
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

 [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the Transition Period from                   to

Commission File number 000-25267

Oconee Financial Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-2442250

(State of Incorporation)	(I.R.S. Employer Identification No.)

35 North Main Street Watkinsville, Georgia	30677

(Address of principal executive offices)	(Zip Code)

706-769-6611
(Telephone Number)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes    ☒         No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 899,885 shares of Common Stock, par value $2.00, outstanding as of November 14, 2003.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY
INDEX
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) at September 30, 2003	3

	Consolidated Statements of Earnings (unaudited) for the Three Months and the Nine Months
	Ended September 30, 2003 and 2002	4

	Consolidated Statements of Comprehensive Income (unaudited) for the Three Months and
	the Nine Months Ended September 30, 2003 and 2002	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months
	Ended September 30, 2003 and 2002	6-7

	Notes to Financial Statements (unaudited)	8-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-13

Item 3.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet
September 30, 2003
(Unaudited)

Assets

Cash and due from banks, including reserve requirements of $2,877,000	$6,104,820
Federal funds sold	19,399,000

Cash and cash equivalents	25,503,820

Investment securities available for sale	41,579,749
Other investments	1,090,429
Mortgage loans held for sale	2,874,180

Loans	173,926,326
Less: Allowance for loan losses	2,535,106

Loans, net	171,391,220

Premises and equipment, net	4,078,126
Accrued interest receivable and other assets	3,013,823

Total Assets	$249,531,347

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$27,064,695
Interest-bearing	199,665,507

Total Deposits	226,730,202

Securities sold under repurchase agreements	845,031
Accrued interest payable and other liabilities	1,101,607

Total Liabilities	228,676,840

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,885 shares	1,799,770
Additional paid-in capital	4,246,832
Retained earnings	14,340,724
Accumulated other comprehensive income	467,181

Total stockholders’ equity	20,854,507

Total liabilities and stockholders’ equity	$249,531,347

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months and the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
Interest Income:
Loans	$3,084,974	3,391,329	9,562,684	9,716,146
Investment securities:
Tax exempt	200,879	178,227	575,838	537,625
Taxable	261,398	229,796	698,832	829,548
Federal funds sold and other	60,656	31,057	164,697	93,775
Total interest income	3,607,907	3,830,409	11,002,051	11,177,094

Interest Expense:
Deposits	1,191,778	1,359,220	3,799,850	4,055,606
Other	132,527	221,557	565,231	655,993
Total interest expense	1,324,305	1,580,777	4,365,081	4,711,599

Net interest income	2,283,602	2,249,632	6,636,970	6,465,495

Provision for loan losses	171,000	105,000	513,000	315,000

Net interest income after provision for loan losses	2,112,602	2,144,632	6,123,970	6,150,495

Other Income:

Service charges on deposit accounts	263,643	251,680	809,208	724,313
Mortgage banking income	430,994	265,052	1,298,086	758,018
Securities gains, net	0	0	0	4,357
Other operating income	125,824	84,894	334,177	287,254
Total other income	820,461	601,626	2,441,471	1,773,942

Other Expense:
Salaries and other personnel expense	1,182,546	1,075,515	3,649,732	3,190,814
Net occupancy and equipment expense	247,913	216,682	741,328	672,454
Other operating expense	468,163	421,462	1,382,773	1,261,927
Total other expense	1,898,622	1,713,659	5,773,833	5,125,195

Earnings before income taxes	1,034,441	1,032,599	2,791,608	2,799,242

Income taxes	311,506	323,090	834,251	854,536

Net earnings	$722,935	709,509	1,957,357	1,944,706

Earnings per common share based on average
outstanding shares of 899,885 in 2003 and 2002:	$0.80	0.79	2.18	2.16

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002

Net earnings	$722,935	709,509	1,957,357	1,944,706

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Holding gains (losses) arising during period, net of tax (benefit)
of ($335,286), $167,174, ($70,887), and $365,778	(547,975)	273,220	(115,854)	597,810
Reclassification adjustments for gains included in net
earnings, net of tax of $0, $0, $0, and ($1,654)	0	0	0	(2,703)

Total other comprehensive income	(547,975)	273,220	(115,854)	595,107

Comprehensive income	$174,960	982,729	1,841,503	2,539,813

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002
Cash flows from operating activities:
Net earnings	$1,957,357	1,944,706
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	513,000	315,000
Depreciation, amortization and accretion	356,835	334,139
Gain on sale of investment securities	0	(4,357)
Change in assets and liabilities:
Interest receivable and other assets	634,270	489,157
Interest payable and other liabilities	(222,846)	(153,240)
Mortgage loans held for sale	3,968,277	1,428,591

Net cash provided by operating activities	7,206,893	4,353,996

Cash flows from investing activities:
Proceeds from sale of investment securities	0	999,688
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	36,679,302	8,241,843
Purchases of investment securities available for sale	(39,533,894)	(2,069,529)
Investment in unconsolidated subsidiary	0	(325,000)
Net change in loans	4,800,236	(30,039,669)
Purchases of premises and equipment	(993,439)	(1,578,999)
Proceeds from sale of other real estate owned	209,715	0

Net cash provided (used) by investing activities	1,161,920	(24,771,666)

Cash flows from financing activities:
Net change in deposits	15,366,858	20,612,944
Net change in securities sold under repurchase agreements	102,635	597,964
Repayment of Federal Home Loan Bank Advance	(13,300,000)	0
Dividends paid	(899,885)	(899,885)

Net cash provided by financing activities	1,269,608	20,311,023

Net increase (decrease) in cash and cash equivalents	9,638,421	(106,647)

Cash and cash equivalents at beginning of period	15,865,399	13,938,077

Cash and cash equivalents at end of period	$25,503,820	13,831,430

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Supplemental cash flow information
Cash paid for interest	$4,411,626	$4,178,665
Cash paid for taxes	$949,500	$951,000

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$796,216	$165,500
Financed sale of other real estate owned	$46,965	$0
Change in dividends payable	$899,885	$899,885
Change in net unrealized gain on investment securities
available for sale, net of tax	$(115,854)	$595,107

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

Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2002.

Critical Accounting Policies

The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Some of the Corporation’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Corporation’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 10-KSB for the year ended December 31, 2002.

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

(3)           Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the period.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(4)           Allowance for Loan Losses

                Changes in the allowance for loan losses were as follows:

	2003	2002

Balance at beginning of year	$2,098,691	1,812,041
Amounts charged off	(98,773)	(97,961)
Recoveries on amounts previously charged off	22,188	27,973
Provision for loan losses	513,000	315,000

Balance at September 30	$2,535,106	2,057,053

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

Financial Condition

                Total assets at September 30, 2003were $249,531,347, representing a $2,888,264 (1.17%) increase from December 31, 2002.  Deposits increased $15,366,858 (7.27%) from December 31, 2002.  The growth in deposits is attributable to increases in savings accounts of $17,339,657 and noninterest-bearing checking accounts of $3,073,324, offset by decreases in interest-bearing checking accounts of $3,876,927, time deposits of $716,805, and money market accounts of $452,391.  Loans decreased $5,626,072 (3.13%) from December 31, 2002 as a result of a decrease in loan demand, tightened credit standards put in place by the Bank in response to the slow economy, and the payoff of a $3,000,000 motel loan during the first nine months of 2003.  Investment securities increased $2,680,512 (6.89%) from December 31, 2002.  The allowance for loan losses at September 30, 2003 was $2,535,106, compared to the December 31, 2002 balance of $2,098,691, representing 1.46% of total loans at September 30, 2003, compared to 1.17% of total loans at December 31, 2002. Cash and cash equivalents increased $9,638,421 from December 31, 2002.  This increase is primarily due to deposit growth outpacing loan growth.  These excess funds are invested in Federal Funds sold, as the low interest rate market in investment securities was not deemed to be an attractive alternative.  During the third quarter of 2003, the Corporation’s $13,300,000 advance with the Federal Home Loan Bank matured and was repaid.

                The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $1,339,455 at September 30, 2003, representing a decrease of $1,559,107 (53.79%) from December 31, 2002.  This decrease is primarily attributable to a decrease of  $2,074,842 in nonaccrual loans, offset by an increase of $524,004 in other real estate owned.  As a result of the decrease, total nonperforming assets were 0.77% of total loans at September 30, 2003 compared to 1.61% of total loans at December 31, 2002.  Nonperforming loans represented 0.54% of total assets at September 30, 2003, compared to 1.18% of total assets at December 31, 2002.  Nonaccrual loans represented 0.30% of total loans outstanding at September 30, 2003, compared to 1.45% of total loans outstanding at December 31, 2002.  The decrease in nonaccrual loans is primarily due to the payoffs of three loans that were on nonaccrual status at December 31, 2002.  The increase in other real estate owned is a result of the Bank foreclosing on six properties during 2003 that had not been sold as of September 30, 2003.  There were no related party loans which were considered to be nonperforming at June 30, 2003.

                At September 30, 2003, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry.  As of September 30, 2003, the Corporation had total funded and unfunded commitments for construction and development loans of $66,872,908, of which $44,770,501 was funded and outstanding.  Total funded and unfunded commitment amounts for hotel and motel loans were $28,519,281 at September 30, 2003.  Of the total commitments for hotel and motel loans, $28,279,092 was funded and outstanding at September 30, 2003.  The Corporation monitors these concentrations on a monthly basis.  The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely affect construction of new homes and developments of new housing communities.  The Corporation’s construction and development lending slowed somewhat during the first three quarters of 2003.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.  The Corporation has established $30,000,000 as the maximum dollar amount of hotel and motel loans that it is willing to fund.  Management of the Corporation is confident that all of the Corporation’s hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

Results of Operations

                Net interest income increased $171,475 (2.65%) in the first nine months of 2003 compared to the same period for 2002.  Interest income for the first nine months of 2003 was $11,002,051, representing a decrease of $175,043 (1.57%) as compared to the same period in 2002.  For the quarter ended September 30, 2003, interest income on loans decreased $306,355 (9.03%) compared to the quarter ended September 30, 2003.  Interest expense for the first nine months of 2003 decreased  $346,518 (7.35%) compared to the same period in 2002.  The decrease in interest income during the first nine months of 2003 compared to the same period in 2002 is primarily attributable to a decrease in the volume of loans offset by an increase in investment securities.  The decrease in interest expense is primarily attributable to a lower interest rate environment during the first nine months of 2003 as compared to the same period in 2002.

                The Bank’s net interest margin for the first nine months of 2003 was 3.72%, compared to 4.31% for the same time period during 2002.  Yield on interest earning assets for the nine-month period ending September 30, 2003 was 6.06%, compared to 7.32% for the nine-month period ending September 30, 2002.  Average rate paid on interest bearing liabilities was 2.75% for the nine months ending September 30, 2003, compared to 3.57% for the same period during 2002.  Although net interest income increased 2.65%, the Bank’s net interest margin decreased due to a $40,211,718 (19.43%) increase in average interest earning assets from September 30, 2002 to September 30, 2003.  The components of the increase in interest earning assets were a $11,179,435 increase in loans outstanding, an increase of $4,054,118 in mortgage loans originated and held for sale, a $12,349,483 increase in investment securities, and a $12,628,682 increase in federal funds sold.  Another major contributor to the reduction of the Bank’s net interest margin was the continued low rate environment, which was further affected by a 0.25% reduction in the prime rate of interest during the first nine months of 2003.  However, during the third quarter of 2003, the Bank became liability sensitive.  Any further reductions in the prime rate would be expected to produce an increase in the Bank’s net interest income.

                The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the nine months ended September 30, 2003, the provision for loan losses was $513,000, compared to $315,000 for the same period in 2002.  The increase in the provision for loan losses is primarily attributable to an increase in the level of classified loans due to the current economic environment.  The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

                Other income for the first nine months of 2003 increased $667,529 (37.63%) compared to the first nine months of 2002.  This increase is primarily attributable to a $540,068 increase in fee income on mortgage loans originated and sold and an increase in non-sufficient funds (NSF) charges of $78,534.  The increase in fee income on mortgage loans is due to an increase in the volume of mortgage loans that the Bank originated during the first nine months of 2003 as a result of the continued low mortgage interest rates and strong refinancing demand.  However, with mortgage rates rising, it is anticipated that the income produced in association with these types of loans will return to their historically normal levels during the third quarter of 2003.  The increase in NSF charges is primarily due to growth in the number of transaction accounts.

                Other expenses for the first nine months of 2003 increased $648,638 (12.66%) compared to the first nine months in 2002.  The increase is primarily attributable to a $458,918 (14.38%) increase in salaries and benefits expense primarily due to an increase in commissions paid to the bank’s mortgage loan originator due to a substantial increase in the volume of mortgage loans originated and merit increases for other employees based on performance.

                The Bank’s effective tax rate was 30% for the nine months ended September 30, 2003 and 2002.

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

                At September 30, 2003, the difference between the Bank’s liabilities and assets repricing or maturing within one year, after applying the betas, was $3,433,057, indicating that the Bank was liability sensitive.  Rate shock data show that the Bank’s net interest income would decrease $85,589 on an annual basis if rates increased 100 basis points, and would increase $85,589 on an annual basis if rates fell 100 basis points.  Prior to the third quarter of 2003, the Bank was asset sensitive, which would explain why the reduction in interest rates had a negative impact on the Bank’s net interest margin.

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

                The Corporation monitors its liquidity position monthly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase.  At September 30, 2003, the Corporation’s liquidity ratio was 20.4%.  This level of liquidity is within the Bank’s stated guidelines of 15-35%.

                The Corporation maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $5,600,000.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at September 30, 2003.

                During the first nine months of 2003, cash and cash equivalents increased $9,638,421 to a total of $25,503,820 at September 30, 2003.  Cash inflows from operations totaled $7,206,893 during the first nine months of 2003, while inflows from financing activities totaled $1,269,608, most of which were net deposit increases during the first nine months of  $15,366,858, offset by cash dividends paid during the first nine months of 2003 of $899,885, as well as the repayment of a $13,300,000 advance from the Federal Home Loan Bank in August of 2003.

                Investing activities provided $1,161,920 of cash and cash equivalents, consisting of purchases of investment securities of $39,533,894 and purchases of premises and equipment of $993,439, offset by net repayments of loans by customers of $4,800,236 and proceeds from the sales, calls, maturities and paydowns of investment securities totaling $36,679,302.  At September 30, 2003, the Bank had $41,579,749 of investment securities available for sale.

Contractual Obligations and Commitments

                The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  At September 30, 2003, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $38,331,000and $1,134,000, respectively.

                Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $38,331,000 does not necessarily represent future cash requirements.  Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.

Capital

                The following tables present Oconee State Bank’s regulatory capital position at September 30, 2003, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at September 30, 2003 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	11.4%
Tier 1 Capital minimum requirement	4.0%

Excess	7.4%

Total Capital, Actual	12.6%
Total Capital minimum requirement	8.0%

Excess	4.6%

Leverage Ratio

Tier 1 Capital to adjusted total assets	7.7%
Minimum leverage requirement	3.0%

Excess	4.7%

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

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          OCONEE FINANCIAL CORPORATION

By:   /s/ B. Amrey Harden
        B. Amrey Harden, President and CEO
       (Principal Executive Officer)

Date:      November 14, 2003

By:    /s/ Jerry K. Wages
       Jerry K. Wages
       Executive Vice-President and CFO
       (Principal Accounting Officer)

 Date:      November 14, 2003