Form 10KSB
period 2003-12-31
OCONEE FINANCIAL CORP
filed 2004-03-30
CIK 1076691

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number 000-25267

              Oconee Financial Corporation
 (Name of Small Business Issuer in its charter)

Georgia	58-2442250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

    35 North Main Street, Watkinsville, Georgia 30677-0205
 (Address of principal executive office)   (Zip Code)

Issuer’s telephone number, including area code:  (706) 769 -6611

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

                State issuer’ s revenues for its most recent fiscal year.  $17,473,261

                State the aggregate market value of the voting and non-voting Common Stock held by non-affiliates computed by relevance to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 30, 2004: 578,628 shares of common stock $2.00 par value (the “Common Stock”), with an aggregate value of $43,397,100 (based on approximate market value of $75.00/share) (the last sale price known to the Registrant for the Common Stock for which there is no established trading market).

                State the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date. As of March 30, 2004, there were issued and outstanding 899,885 shares of Common Stock, par value $2.00 per share.

Documents Incorporated by Reference

                Portions of the registrant’s definitive Proxy Statement for the 2004 annual meeting of shareholders are incorporated by reference into Part III.

                Transitional Small Business Disclosure format.   Yes  ☐      No  ☒

PART I

ITEM 1.                DESCRIPTION OF BUSINESS.

General

                Oconee Financial Corporation (“Oconee” or the “Company”), a registered bank holding company, was incorporated under the laws of the State of Georgia in 1998 and commenced operations by acquiring 100% of the outstanding shares of Oconee State Bank (the “Bank”) effective January 1, 1999.  All of Oconee’s activities are currently conducted by its wholly owned subsidiary, the Bank, which was incorporated as a bank under the laws of the State of Georgia in 1959.  At December 31, 2003, Oconee had approximately 655 holders of record of Common Stock, its only class of equity securities.

                At December 31, 2003, the Bank’s total assets were $251,956,000, compared to $246,286,000 at year-end 2002.  Over the past 5 years, total assets of the Bank have grown by $121,304,000, representing an increase of 92.8%.

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

Deposits

                The Bank offers a full range of depository accounts and services to both consumers and businesses.  At December 31, 2003, the Bank’s deposit base totaled $228,621,000 and consisted of the following types of accounts:

	Amount	Percentage

Non-interest bearing demand deposits	$27,575,000	12.1%
Interest-bearing NOW accounts	40,744,000	17.8%
Money market deposit accounts	20,471,000	9.0%
Savings deposits	50,698,000	22.2%
Time deposits less than $100,000	60,899,000	26.6%
Time deposits of $100,000 or more	19,104,000	8.3%
Individual Retirement Accounts	9,130,000	4.0%
Total Deposits	$228,621,000	100.0%

                Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans

                The Bank makes both secured and unsecured loans to individuals and businesses.  At December 31, 2003, the Bank’s loan portfolio totaled $171,151,000, consisting of the following categories of loans:

	Amount	Percentage

Loans secured by real estate	$138,097,000	80.7%
Agricultural production & loans to farmers	669,000	0.4%
Commercial and industrial loans	20,539,000	12.0%
Credit cards and related plans	899,000	0.5%
Consumer loans (excluding credit cards)	10,987,000	6.4%
LESS: Unearned income	(40,000)	0.0%
Total Loans Net of Unearned Income	$171,151,000	100.0%

                The following table shows the amounts and growth for loans, deposits, capital, and total assets at December 31, for the years ended 1998-2003 (dollar amounts are in millions):

	2003	2002	2001	2000	1999	1998	5-Year Growth
Loans	$171.2	$179.6	$151.3	$ 123.3	$ 93.3	$ 76.8	$94.4
Deposits	228.6	211.4	179.7	150.5	136.5	116.1	112.5
Capital	20.8	19.0	16.8	15.1	13.0	12.5	8.3
Total Assets	252.0	246.3	212.5	181.9	152.1	130.7	121.3

                As of December 31, 2003, the Bank had concentrations of loans to the housing industry and to the hotel and motel industry.  Loans secured by real estate totaled $138,097,000, which represented 80.7% of the Bank’s loan portfolio at December 31, 2003.  At year-end 2003, total outstanding balances and commitments for development and construction loans were $68,892,000, which represented 40.3% of the Bank’s total loans and 342.4% of the Bank’s Tier 1 equity capital.  The Bank’s established guideline for this concentration is to be in a range of 375% - 425% of Tier 1 equity capital.   At December 31, 2003, the Bank’s aforementioned concentration was slightly below its established guidelines due to a slowing in single-family speculative construction lending.  Although speculative lending demand has declined, demand for single family construction, as well as acquisition and development lending, remains solid due to low interest rates and the desirability of living in Oconee County, which have fueled demand for new housing and new subdivisions in the area.  The traffic and expansion associated with Georgia Highway 316, the Watkinsville by-pass, and Highway 441 may continue to encourage further housing growth, resulting in the Bank’s continued concentration of loans to this industry.  At year-end 2003, total outstanding balances and commitments for hotel and motel loans were $28,373,000, which represented 16.6% of the Bank’s total loans and 141.0% of the Bank’s Tier 1 equity capital.  The Bank’s established guideline for this concentration is to be in a range of 100%-200% of Tier 1 equity capital.  Due to the current economic environment and its effects on the tourism and travel industry, the Bank does not anticipate any additional loan growth in this area.

Lending Policy

                The current lending policy of the Bank is to offer consumer, real estate, and commercial credit services to individuals and entities that meet the Bank’s credit standards.   The Bank provides each lending officer with written guidelines for lending activities to ensure that the Bank’s policies and procedures are followed consistently.  Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which he can make to a single borrower or a related group of borrowers.

                The Board of Directors of the Bank is responsible for approving and monitoring the loan policy, providing guidance and counsel to all lending personnel and approving all extensions of credit over $250,000, primarily through the Loan Committee of the Board of Directors.  This committee convenes weekly to review and approve any loans over $250,000 and also to review nonperforming loans and potential problem loans.

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

                Past due loans are typically charged off when they reach a past due status of 120 days or more.  Exceptions to this involve customers with loans who have begun bankruptcy proceedings, as well as loans on which the Bank has begun foreclosure or other steps of collection, such as foreclosure and repossession, under which circumstances the loans are placed in nonaccrual status.

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

                In general, the Bank’s investment policy is to place securities in the Available for Sale portfolio.  As of December 31, 2003, investment securities totaled $53,475,000.

                The primary risks in the Bank’s securities portfolio consist of two types:

(1)

Credit risk, or the risk of default of the issuer.  Treasury and government agency securities comprised 63.2% of the portfolio; therefore the credit risk is primarily limited to the risk of default of the U.S. Government and its agencies.  State, County, and Municipal bonds represent 34.0% of the portfolio with the credit risk limited to the risk of default of the issuing municipality.  Trust-preferred securities comprised 2.8% of the portfolio with the credit risk being the risk of default of the issuer of the trust-preferred security.

(2)

Interest rate risk, or the risk of adverse movements in interest rates on the value of the portfolio.  In general, a rise in interest rates will cause the value of the Bank’s securities portfolio to decline.  The longer the maturity of an individual security, the greater the effect of change in interest rate on its value.  For a discussion of the Bank’s interest rate risk management policies and management, see “Management’s Discussion and Analysis of Financial Condition and Plan of Operation for the Years Ended December 31, 2003 and 2002 – Asset/Liability and Interest Rate Sensitivity Management.”

Competition

                The Bank competes in Oconee County with six other commercial banks.  With three full-service and one limited banking office within Oconee County, the Bank is the market leader in Oconee County in terms of assets, deposit size, facility locations, and market coverage.

                The Bank also competes in Athens-Clarke County.  There are eleven other commercial banks in Athens-Clarke County, six of which have offices in Oconee County.  As of June 30, 2003, the other eleven banks located in Athens-Clarke County held deposits totaling $1,557,986,000.  The Bank’s physical presence in Athens-Clarke County is limited to the loan production office, an in-store branch in the East Athens Wal-Mart Supercenter, and two ATM’s, located in Jimbo’s Convenience Store and Quick Stop Convenience Store.

                The following table shows deposits by financial institution along with market share in Oconee County for the period ended June 30, 2003 (Dollar amounts are in thousands):

	Total Deposits	Market Share
Athens First Bank & Trust Company	$ 79,185	20.1%
Bank of America, N.A.	12,327	3.1%
Community Bank & Trust	2,336	0.6%
First American Bank & Trust Company	9,547	2.4%
North Georgia Bank	67,329	17.1%
Oconee State Bank	218,453	55.4%
SunTrust Bank, N.A.	5,322	1.3%
Total Deposits	$ 394,499	100.0%

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

                The payment of dividends by Oconee and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Bank.  At December 31, 2003, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $1,354,000.  For 2003, Oconee’s cash dividend payout of $899,885 to stockholders was 33.6% of net income.

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

                The FDIC regulations implementing the “prompt corrective action” provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Under the FDIC’s regulations, the Bank was a “well capitalized” institution at December 31, 2002 and December 31, 2003.

                Set forth below are pertinent capital ratios for the Bank as of December 31, 2003 and 2002:

Minimum Capital Requirement

The Bank

	2003	2002
Total Capital to Risk Weighted Assets: 8%(1)	12.6%	11.4%
Tier One Capital to Risk Weighted Assets: 4%(2)	11.3%	10.2%
Leverage Ratio (Tier One Capital to Average Total Assets): 3% (3)	8.0%	7.5%

__________________________
(1)   Minimum required ratio for “well capitalized” banks is 10%
(2)   Minimum required ratio for “well capitalized” banks is 6%
(3)   Minimum required ratio for “well capitalized” banks is 5%

Economic Conditions

                Economic growth in the Bank’s primary service area is expected to remain stable.  The counties in the Bank’s market area are expected to continue to receive revenues from their traditional sources of trade, finance, insurance, real estate development and sales, manufacturing and the service industry.  Both employment and population growth are projected to remain stable in Oconee and Athens-Clarke Counties.  The area has seen a slight decline in speculative housing construction. This decline had a negative impact on the Bank’s loan growth during 2003.  It is anticipated that this market will recover as the overall economy emerges from its current uncertain situation.

Employees

                At December 31, 2003, the Bank had 75 full-time employees and 30 part-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are generally good.

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

                The Bank owns five office condominium units adjacent to and behind its main office in Watkinsville.  The units are numbered 10, 12, 14, 16, & 18 on Durham Street in Watkinsville, Georgia.  Each unit contains 1,180 square feet on the ground floor and 450 square feet on the second floor, for a total of 1,630 square feet per unit or 8,150 square feet for all units owned.  Unit 10 houses the Bank’s mortgage loan department.  Units 12, 14, and 16 are connected by interior hallways and house information technology administration, bank operations, call center, proof, bookkeeping, supplies, human resources, and training functions.  Unit 18 is occupied by the Bank’s loan operations department.

                Except as described below, all of the properties referenced previously are owned by Oconee.

                In September 2003, the Bank renewed a lease agreement with Hardigree Properties, LLLP to lease office condominium unit #20 on Durham Street in Watkinsville, Georgia for $900.00 per month.  This unit is next to other office condominiums owned by the Bank.  Unit #20 houses accounting, audit, and compliance personnel.  In addition, two parking lots adjacent to the main office are leased which provide additional parking for employees.

                The Athens Loan Center is located at 500 North Milledge Avenue in Athens, Georgia.  The Loan Center is a 2,000 square foot building that houses one commercial loan officer and one mortgage loan originator, along with their support staff.  The Loan Center is leased by the Bank.  The lease was renewed in July of 2003 and has a term of two years at a monthly rate of $2,205.00.

                The Bank leases space in the Wal-Mart Supercenter Store No. 2811 located at 4375 Lexington Road in Athens, Georgia from Wal-Mart Stores East, Inc.  This branch is located in a 695 square foot leased space inside the store.  The lease was entered into in January of 2000 and is for five years.

                In May of 2002, the Bank purchased a building located at 7920 Macon Highway in Watkinsville, Georgia.  The building is approximately 60,000 square feet and is divided into three equally sized bays, and is located on approximately 10 acres of land.  The Bank is in the process of renovating one of the bays to house the operations personnel currently housed in the above-mentioned office condominiums.  The other two bays will be available for the Bank to lease to other companies.  Currently, one of the bays is leased to Fibervisions, Inc.  The Bank had anticipated occupying the building in the fall of 2003, however, due to unforeseen architectural design and construction delays, the move is anticipated to occur in mid-May of 2004.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Markets For Capital Stock

                Oconee Common Stock is not traded on any established public trading market.  Management is aware of 49 trades of Oconee Common Stock in 2003, aggregating 3,841 shares in blocks ranging from 2 to 1,000 shares at prices ranging from $50 to $75 per share.  Management is aware of 61 trades of Oconee Common Stock in 2002, aggregating 2,943 shares in blocks ranging from 1 to 532 shares at prices ranging from $45.00 to $60.00 per share.

Holders

                As of December 31, 2003, there were 655 holders of record of Common Stock.

Dividends

                In 2003 and 2002, Oconee declared cash dividends of $1.00 per share payable to shareholders of record on December 31 of each year.  Oconee intends to continue paying cash dividends on an annual basis.  Cash dividends for 2003 represented a payment of 33.6% of net income for the year compared to 34.5% for 2002.  The amount and frequency of dividends is determined by Oconee’s Board of Directors in light of earnings, capital requirements and the financial condition of the Bank.  See “Supervision and Regulation -- Payment of Dividends” for further discussion regarding dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
                OPERATION FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                The consolidated financial statements include the financial statements of Oconee and the Bank (for purposes of this Item 6, collectively called, the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

                The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report to Shareholders.

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

Selected Financial Information

	2003	2002	2001	2000	1999
	(Amounts in thousands) (except for per share data)
Net interest income	$9,033	8,665	8,022	7,887	6,371
Other operating income	$3,003	2,504	1,922	1,377	1,288
Provision for loan losses	$645	555	300	387	116
Net income	$2,678	2,612	2,393	2,467	2,203
Net income per common share	$2.98	2.90	2.66	2.74	2.45
Total assets	$251,956	246,286	212,524	181,925	152,139
Cash dividends declared per common share	$1.00	1.00	1.00	1.10	1.00

RESULTS OF OPERATIONS

Net Interest Income

                The Company’s earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit and other liabilities.

                Net interest income in 2003, which was $9,033,000, increased by $368,000, or 4.2%, over 2002.  Net interest income improved as a result of a decrease in interest income of $454,000 offset by a decrease in interest expense of $822,000.  The decrease in interest income is due primarily to a decrease in interest income on loans as a result of a lower rate environment.  The decrease in interest expense is a result of lower interest rates being paid on interest-bearing deposits as well as a reduction in interest expense on a Federal Home Loan Bank advance which was paid in full in August, 2003. Although net interest income increased, the Bank’s net interest margin decreased from 4.04% in 2002 to 3.67% in 2003.  This decline is a result of an increase in average interest-bearing assets during 2003 of $31,988,000.  Of this growth, $23,537,000 was growth in investment securities and federal funds sold, which yield lower interest rates than loans, which are the Bank’s traditional source of growth.

                Net interest income in 2002, which was $8,665,000, increased by $643,000, or 8.0%, over 2001.  Net interest income improved as a result of increases in interest earning assets outpacing the growth in interest bearing liabilities and the slight improvement in the net interest spread from 3.48% to 3.51% for the years ended December 31, 2001 and 2002, respectively.

                Table 1 sets forth the average balance for each category of interest-earning assets and interest-bearing liabilities and the average rate of interest earned or paid thereon for the years ended December 31, 2003, 2002 and 2001.  The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on average total interest-earning assets for the same periods. Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.  Tax-exempt income is not calculated on a tax-equivalent basis.  Loan fees of $647,000, $605,000 and $743,000 are included in the yields for 2003, 2002 and 2001, respectively.  Yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Table 1
Average Balance Sheets and Interest Rates

	For the Years Ended December 31,

	2003			2002			2001

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest earning assets:
Interest earning deposits	$ -	$ -	-	$ -	$ -	-	$ 24,110	$ 1,876	7.78%
Investment securities:
Taxable	29,174,332	972,110	3.33%	17,651,461	991,561	5.62%	19,641,673	1,314,972	6.69%
Non-taxable	16,534,171	786,847	4.76%	14,411,069	713,056	4.95%	14,492,273	713,717	4.92%
Other Investment Securities	1,536,662	68,662	4.47%	1,265,429	64,218	5.07%	1,061,320	72,383	6.82%
Federal funds sold	16,185,123	169,988	1.05%	6,564,956	104,368	1.59%	10,042,855	452,596	4.51%
Loans (including loan fees)	182,933,219	12,472,490	6.82%	174,482,281	13,050,387	7.48%	142,468,808	13,271,683	9.32%

Total interest-earning assets	246,363,507	14,470,097	5.87%	214,375,196	14,923,590	6.96%	187,731,039	15,827,227	8.43%

Allowance for loan losses	(2,376,496)			(1,974,230)			(1,719,390)
Cash and due from banks	7,000,382			6,132,989			4,900,305
Other assets	8,740,202			6,630,985			5,657,522

Total assets	$ 259,727,595			$ 225,164,940			$ 96,569,476

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$ 56,018,253	$ 768,243	1.37%	$ 50,959,946	$ 887,176	1.74%	$ 41,854,844	$ 1,142,991	2.73%
Savings	47,182,345	831,956	1.76%	27,015,213	609,431	2.26%	11,542,884	284,883	2.47%
Time	96,482,324	3,267,922	3.39%	89,334,650	3,885,384	4.35%	89,971,607	5,485,151	6.10%
Federal Funds Purchased	-	-	-	4,595	78	1.70%	-	-	-
Federal Home Loan Bank Advances	8,599,452	552,778	6.43%	13,300,000	854,931	6.43%	13,300,000	854,931	6.43%
Securities sold under repurchase agreements	897,839	15,920	1.77%	983,599	21,820	2.22%	1,109,622	37,078	3.34%

Total interest bearing liabilities	209,180,213	5,436,819	2.60%	181,598,003	6,258,820	3.45%	157,778,957	7,805,034	4.95%

Non-interest bearing deposits	28,432,352			23,713,917			20,749,925
Other liabilities	1,838,430			1,544,138			1,540,769

Total liabilities	239,450,995			206,856,058			180,069,651

Stockholders’ equity	20,276,600			18,308,882			16,499,825

Total liabilities and stockholders’ equity	$ 259,727,595			$225,164,940			$196,569,476

Excess of interest-bearing assets over interest-bearing lsiabilities	$ 37,183,294			$ 32,777,193			$ 29,952,082

Ratio of interest-earning assets to interest -bearing liabilities	117.78%			118.05%			118.98%
Net interest income		$ 9,033,278			$ 8,664,770			$ 8,022,193

Net interest spread			3.27%			3.51%			3.48%
Net interest yield on interest earning assets			3.67%			4.04%			4.27%

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

Table 2
Volume-Rate Analysis

	2003 over 2002 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Taxable	$361,419	$(380,870)	$(19,451)
Non-taxable	87,253	(13,462)	73,791
Other investment securities	24,407	(19,963)	4,444
Federal funds sold	152,939	(87,319)	65,620
Loans (including loan fees)	611,418	(1,189,315)	(577,897)
Total interest earning assets	1,237,436	(1,690,929)	(453,493)
Interest expense on:
Deposits:
Interest bearing demand	80,141	(199,074)	(118,933)
Savings	454.947	(232,422)	222,525
Time	319,408	(936,870)	(617,462)
Securities sold under repurchase agreements	8,175	(14,075	(5,900
Federal Funds purchased	(78)	---	(78)
Federal Home Loan Bank Advances	(302,153)	---	(302,153)
Total interest bearing liabilities	560,440	(1,382,441	(822,001)
Net interest income	$676,996	$(308,488)	$368,508

Table 2
Volume-Rate Analysis (continued)

	2002 over 2001 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Interest-earning deposits	$(1,876)	---	(1,876)
Taxable	(125,427)	(197,984)	(323,411)
Non-taxable	(4,481)	3,820	(661)
Other investment securities	12,416	(20,581)	(8,165)
Federal funds sold	(121,351)	(226,877)	(348,228)
Loans (including loan fees)	2,673,038	(2,894,334)	(221,296)
Total interest earning assets	2,432,319	(3,335,956)	(903,637)
Interest expense on:
Deposits:
Interest bearing demand	214,815	(470,631)	(255,816)
Savings	350,779	(26,231)	324,548
Time	(38,527)	(1,561,239)	(1,599,766)
Securities sold under repurchase agreements	(3,860)	(11,398)	(15,258)
Federal Funds purchased	78	---	78
Federal Home Loan Bank Advances	---	---	---
Total interest bearing liabilities	523,285	(2,069,499)	(1,546,214)
Net interest income	$1,909,034	$(1,266,457)	$642,577

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

                The provision for loan losses in 2003 was $645,000 compared to $555,000 in 2002.  The increase in the provision for loan losses was primarily attributable to the need for a higher provision as a result of an increase in loans that were classified as substandard or doubtful by examiners during 2003.  The allowance for loan losses represented approximately 1.56% of total loans outstanding at December 31, 2003 compared to 1.17% at December 31, 2002.  Net charge-offs for 2003 were $75,000 compared to $268,000 during 2002.  Net charge-offs as a percentage of the provision for loan losses were 11.6% and 48.3% for the years ended December 31, 2003 and 2002, respectively.  The decrease in net charge-offs for 2003 was a result of charge-offs of four customer relationships in 2002 totaling $239,000.

                A management loan review function is utilized by the Company which is supplemented by the use of an outside loan review specialist.  All loans $250,000 or more are reviewed annually and placed into various loan grading categories which assist management in developing lists of potential problem loans.  These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses.   Management believes that these levels of allowance are appropriate based upon the Company’s loan portfolio and current economic conditions.

                The provision for loan losses in 2002 was $555,000 compared to $300,000 in 2001.  The increase in the provision for loan losses was primarily attributable to the need for a higher provision due to an increase in the Bank’s non-performing loans and to accommodate the growth in loans.  The allowance for loan losses represented approximately 1.17% of total loans outstanding at December 31, 2002 compared to 1.20% at December 31, 2001.  Although non-performing loans increased in 2002 compared to 2001, the allowance as a percentage of loans decreased as compared to the prior year as the Bank’s portfolio mix moved from higher risk commercial credit to mortgage loans.  Net charge-offs for 2002 were $268,000 compared to $296,000 during 2001.

Non-Interest Income

                Other income in 2003 of $3,003,000 increased from 2002 by $499,000or 19.9% due primarily to an increase in mortgage banking income of $369,000 or 33.0% along with an increase of $55,000 or 5.5% in service charges on deposit accounts.  Mortgage banking income increased primarily due to continued strong demand for refinancing of existing mortgage loans due to low interest rates.  Mortgage loan volume increased from $59,359,000 to $72,965,000 for the years ended December 31, 2002 and 2003, respectively.  Demand for mortgage loans slowed during the final three months of 2003 and the Company anticipates mortgage loan volume to return to historical levels during 2004.  The increase in service charges on deposit accounts is due primarily to growth in the number of the Bank’s deposit accounts.

                Other income in 2002 of $2,504,000 increased from 2001 by $512,000or 25.7% due primarily to an increase in mortgage banking income of $339,000 or 43.5% along with an increase of $115,000 or 12.8% in service charges on deposit accounts.  Mortgage banking income increased primarily due to continued strong demand for refinancing of existing mortgage loans due to low interest rates. Mortgage loan volume was $59,359,000 and $53,924,000 for the years ended December 31, 2002 and 2001, respectively.  Service charges on deposit accounts increased because of growth in the number of the Bank’s deposit accounts.

Non-Interest Expense

                Other expenses in 2003 of $7,647,000 increased by $798,000or 11.7% over 2002.  The increase in other expenses is primarily attributable to an increase in salaries and employee benefits expense of $442,000or 10.3%.  This increase is primarily attributable to an increase in compensation earned by the Bank’s commission-based mortgage loan originator and merit increases for existing employees.  Also, other operating expenses increased by $235,000 or 14.3% primarily due to a $93,000 increase in outside service fees and an increase of $79,000 in loan collection expenses.

                Other expenses in 2002 of $6,849,000 increased by $534,000or 11.7% over 2001.  The increase in other expenses was primarily attributable to an increase in salaries and employee benefits expense of $436,000or 11.3%.  This increase was primarily attributable to an increase in compensation earned by the Bank’s commission-based mortgage loan originator, merit increases for existing employees, and increased employee benefits expense due to higher premiums for employee health insurance.  Also, other operating expenses increased by $50,000 or 3.1%.

Income Tax Expense

                The Company’s effective tax rates were 28%, 31% and 30% for the years ended December 31, 2003, 2002, and 2001, respectively.  The decrease in 2003 was due to a State of Georgia retraining tax credit of $71,000 that the Bank received as a result of training staff members on various technology initiatives.

ANALYSIS OF FINANCIAL CONDITION

Summary

                During 2003, average total assets increased $34,563,000 (15.4%) over 2002.  Average deposits increased $37,092,000 (19.4%) in 2003 over 2002.  Average loans increased $8,451,000 (4.8%) in 2003 over 2002.

                Year-end balances at December 31, 2003 and 2002 reflect an increase in total assets of $5,670,000 (2.3%) from 2002 to 2003.  Total deposits increased $17,258,000 (8.2%) from 2002 to 2003 .  Although average loans increased during 2003, year-end balances for loans outstanding decreased $8,401,000 (4.7%) compared to December 31, 2002.  This is a result of decline in loan demand during the third and fourth quarters of 2003.  Time deposits decreased $7,303,000 (7.6%)from 2002 to 2003 while all other deposit accounts increased $24,560,000 (21.4%) from 2002 to 2003.

Investment Securities

                All of the Company’s investment securities are held in the available-for-sale (“AFS”) category.  At December 31, 2003, the market value of AFS securities totaled $53,475,000, compared to $38,899,000 and $36,194,000 at December 31, 2002 and 2001, respectively.  Table 3 presents the market value of the presently held AFS securities for the years ended December 31, 2003, 2002 and 2001. The increase in investment securities is due to the bank investing proceeds from deposit growth as opposed to lending the funds to customers as a result of a decline in loan demand during 2003.

Table 3

Investment Portfolio

	2003	2002	2001
Available for sale
State, county and municipal	$18,165,794	$14,786,132	$14,789,848
United States Treasuries and Government agencies	19,300,929	15,099,712	8,322,957
Mortgage-backed	14,508,176	8,513,393	12,581,426
Other debt securities	1,500,000	500,000	500,000
Totals	$53,474,899	$38,899,237	$36,194,231

                The composition of the investment securities portfolio reflects the Company’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income.  The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Table 4 presents the AFS securities held by the Company by maturity category at December 31, 2003.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity and yields are not calculated on a tax equivalent basis.  Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

Table 4
Maturity Distribution and Weighted Average Yield on Investments

	U.S. Treasuries & Government Agencies	Mortgage Backed Securities	State, County and Municipal	Other Debt Securities	Weighted Average Yields

Within 1 year	$ 5,164,063	$ ---	$ 248,558	$ ---	1.31%
After 1 through 5 years	4,001,563	1,475,963	1,949,503	---	2.89%
After 5 through 10 years	4,652,347	5,677,248	4,379,182	---	4.01%
After 10 years	5,482,956	7,354,965	11,588,551	1,500,000	5.11%
Totals	$19,300,929	$ 14,508,176	$18,165,794	$1,500,000

Loans

                The loan portfolio is the largest category of the Company’s earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans and consumer loans.  The Company restricts its primary lending market to Oconee County, Georgia and its secondary market to those counties contiguous to Oconee County, including Clarke, Greene, Morgan, Walton, Barrow and Oglethorpe, and to Madison County, which is not contiguous to Oconee County, but is part of the Athens Standard Metropolitan Statistical Area.

                The composition of the Company’s loan portfolio is presented in Table 5.

Table 5
Loan Portfolio

	2003	2002	2001	2000	1999
Commercial, industrial and agricultural	$ 21,208,190	$ 21,466,048	$ 18,154,481	$ 16,487,028	$ 12,714,342
Real estate – construction	43,831,025	51,268,113	45,386,203	29,663,443	28,310,935
Real estate - mortgage	94,266,400	93,464,207	74,130,798	64,214,266	40,222,371
Consumer	11,845,183	13,354,030	13,615,861	12,976,318	12,082,629
	171 150,798	179,552,398	151,287,343	123,341,055	93,330,277
Less: Allowance for loan Losses	(2,669,204)	(2,098,691)	(1,812,041)	(1,807,671)	(1,469,126)
Loans, net	$ 168,451,594	$ 177,453,707	$149,475,302	$121,533,384	$91,861,151

                As of December 31, 2003, loans outstanding were $171,151,000, a decrease of $8,401,000 or 4.7% below the December 31, 2002 balance of $179,552,000.  Most of this decline was attributable to a decrease in real estate construction loans of $7,437,000 during 2003.  This decline is due primarily to a slowdown in the residential development activity in the Bank’s market area, particularly in the speculative housing construction industry.

                Table 6 identifies the maturities of commercial and real estate construction loans as of December 31, 2003 and addresses the sensitivity of these loans to changes in interest rates.  The longer-term construction loans are typically development loans and loans to tax-exempt organizations for construction purposes.

Table 6
Maturity and Repricing Data for Loans

Maturity	Commercial, Industrial and Agricultural	Real Estate Construction	Total
Within 1 year	$ 8,262,995	$ 35,778,020	$ 44,041,015
1 to 5 years	12,831,030	8,053,005	20,884,035
Over 5 years	114,165	---	114,165
Totals	$ 21,208,190	$ 43,831,025	$ 65,039,215

               As of December 31, 2003, the interest terms of loans in the indicated classifications for the indicated maturity ranges in excess of one year are as follows:

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, industrial and agricultural
1 to 5 years	$ 3,928,446	$ 8,902,584	$ 12,831,030
Over 5 years	$ 114,165	---	$ 114,165

Real estate construction
1 to 5 years	$ 1,146,295	$ 6,906,710	$ 8,053,005
Over 5 years	---	---	---

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

                The Company has a dedicated loan review function.  All loans $250,000 or more are reviewed annually and placed into various loan grading categories which are used to develop lists of potential problem loans.  These loans are regularly monitored by the loan review function to ensure early identification of deterioration.  The formal allowance for loan loss adequacy test is performed at the end of each calendar quarter.  Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications.  Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

                On all loans past due 120 days, it is the policy of the Company to charge off those loans whose collectibility is sufficiently questionable that it can no longer justify showing the loans as an asset on its balance sheet.  To determine if a loan should be charged off, all possible sources of repayment are analyzed, including: (1) the potential future cash flow, (2) the value of the Company’s collateral, and (3) the strength of co-makers or guarantors of the loan in question.  When these sources do not add up to a reasonable probability that the loan can be collected, the loan is charged off.  Loans are charged off by crediting the appropriate loan category and debiting the reserve for loan losses account.  Any accrued but unpaid interest is charged against current years earnings.  All future payments received on the loan are credited to the reserve for loan losses account.

                Table 7 presents an analysis of the allowance for loan losses including charge-off activity.

Table 7
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

	2003	2002	2001	2000	1999
	(Amounts are presented in thousands)
Balance at beginning of year	$2,099	$1,812	$1,808	$1,469	$1,427
Charges-offs:
Commercial, financial and agricultural	35	138	275	69	29
Installment (1)	76	162	107	29	74
Real Estate	10	-	-	-	-
Total charge-offs	121	300	382	98	103
Recoveries:
Commercial, financial and agricultural	28	9	70	31	17
Installment (1)	18	23	16	19	12
Total recoveries	46	32	86	50	29
Net charge-offs (recoveries)	75	268	296	48	74
Provisions charged to operations	645	555	300	387	116
Balance at end of year	$2,669	$2,099	$1,812	$1,808	$1,469
Ratios of net charge-offs (recoveries) during the period to average loans outstanding during the period	.04%	.15%	.21%	.04%	.09%

(1)  There were no real estate recoveries.

                At December 31, 2003, the Company had loan concentrations in the housing industry and in the hotel and motel industry.  The Company monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines.  The primary risk relating to the concentration in the housing industry is a downturn in the economy adversely effecting construction of new homes and developments of new housing communities.  The Company saw a decrease in loan demand in 2003 as a result of continued economic uncertainties.  The market for residential real estate and development slowed during the year, primarily in the area of new residential development and speculative housing construction.  The Company’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.  The Company has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown.  Management of the Company is confident that all of the Company’s hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

                The Company’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by the regulators.  During their routine examinations of banks, the FDIC and GDBF may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

                For year-end 2003 the allowance for loan losses was allocated as follows (in thousands):

	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial	$374	14.0%	11.0%
Commercial Construction	239	9.0%	15.5%
Commercial Accounts Receivable	30	1.1%	0.1%
Consumer	57	2.1%	6.4%
Mortgages	392	14.7%	22.7%
Cross-allocated	1,577	59.1%	44.3%
Total	$2,669	100.0%	100.0%

Nonperforming Assets

                Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due, totaled $3,163,000 at December 31, 2003 compared to $2,899,000 at December 31, 2002.   This increase is attributable to an increase in other real estate owned and loans more than 90 days past due offset by a decrease in nonaccrual loans.  The decrease in nonaccrual loans was primarily due to a loan that was in nonaccrual status at December 31, 2002 totaling $817,000 being paid off during 2003.  The increase in loans 90 days past due is due to two loans totaling $563,000 that were past due 99 and 102 days.  Payments have been made on these loans since December 31, 2003 and the loans were current as of February 29, 2004. The increase in other real estate owned is a result of the Bank having possession of ten parcels of foreclosed property at December 31, 2003 as compared to four parcels at December 31, 2002.  There were no related party loans which were considered non-performing at December 31, 2002.

                In addition, the Bank had one loan outstanding at December 31, 2003 that was considered an restructured due to the customer’s inability to comply to the terms of the original loan agreement.  This loan is secured by a motel and had an outstanding balance of $3,189,000 at December 31, 2003.

                A summary of non-performing assets at December 31, 2003, 2002, 2001, 2000 and 1999 is presented in Table 8.

Table 8
Non-performing Assets

	December 31,
	2003	2002	2001	2000	1999

Other real estate and repossessions	$ 1,077,235	$ 291,931	$ 43,690	$ 37,265	$ 53,398
Accruing loans 90 days or more past due	583,316	9,562	33,675	586	-
Non-accrual loans	1,502,640	2,597,069	910,822	217,919	25,010
Interest on non-accrual loans which would have been reported	63,000	188,000	30,800	7,200	200
Interest recognized on non-accrual loans prior to reclassification of loans	37,000	98,000	57,000	10,000	2,000
Restructured debt	3,189,000	-	-	-	-

                A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears questionable.  As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal and interest for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms.   Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection.  Generally, payments received on non-accrual loans are applied directly to principal.

                Management regularly monitors the loan portfolio to ensure that all loans potentially having a material adverse impact on future operating results, liquidity or capital resources have been classified as non-performing.  Should economic conditions deteriorate, the inability of distressed customers to service their existing debt could cause higher levels of non-performing loans.

Deposits

                The Company uses deposits primarily to fund its loan and investment portfolios. The Company offers a variety of deposit accounts to individuals and businesses.  Deposit accounts include checking, savings, money market and time deposits.  As of December 31, 2003, total deposits were $228,621,000, an increase of $17,258,000 or 8.2% over the December 31, 2002 balance of $211,363,000.  The increase in deposits is primarily attributable to growth in savings, which resulted from deposit marketing campaigns conducted throughout 2003.

                The average balance of the deposits and the average rates paid on such deposits are summarized in Table 9.

Table 9
Deposits

	December 31,
	2003		2002		2001
Deposits:
Non-interest bearing demand	$28,432,352	-	$23,713,917	-	$20,749,925	-
Interest bearing demand	56,018,253	1.37%	50,959,946	1.74%	41,854,844	2.73%
Savings	47,182,345	1.76%	27,015,213	2.26%	11,542,884	2.47%
Time	96,482,324	3.39%	89,334,650	4.35%	89,971,607	6.10%

	$228,115,274		$191,023,726		$164,119,260

                Time deposits in amounts of $100,000 or more totaled $19,104,000, $27,709,000 and $18,621,000 at December 31, 2003, 2002 and 2001, respectively.  Table 10 is a summary of the maturity distribution of time deposits in amounts of $100,000 or more as of December 31, 2003.

Table 10
Maturity of Time Deposits over $100,000

Within 3 months	$6,085,000
After 3 through 6 months	6,442,000
After 6 through 12 months	3,700,000
After 12 months	2,877,000
$19,104,000
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

At December 31, 2003, the Company had loans outstanding to related parties of $4,488,000 and deposits of related parties were $13,693,000.

Liquidity

                The Company must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds.  To meet these obligations, the Company keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments.  Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs.  It is the policy of the Company to monitor its liquidity to meet regulatory requirements and local funding requirements.

                The Company maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Company has arrangements with correspondent banks for short term unsecured advances of up to $7,000,000.  Additional liquidity is provided to the Company through FHLB advances.

                Cash and cash equivalents increased $2,129,000 to a total of $17,995,000 at year-end 2003 as cash provided by operating activities and financing activities outpaced amounts used by investing activities.  Cash inflows from operations totaled $7,291,000 in 2003, while inflows from financing activities totaled $3,213,000, most of which were net deposit increases during 2003 of $17,257,000, offset by cash dividends paid during 2003 of $900,000 and the repayment of an advance from the FHLB of $13,300,000.

                Investing activities used $8,376,000 of cash and cash equivalents, principally composed of purchases of investment securities of $54,834,000, offset by the net repayments of loans to customers of $7,142,000 during 2003 and by the proceeds from the sales, calls and maturities of investment securities totaling $40,177,000.

Contractual Obligations and Off-Balance Sheet Arrangements

                For maturity and repricing information regarding the Company’s contractual obligation, please reference the table under the heading “Asset/Liability and Interest Rate Sensitivity Management.”

                The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of those instruments reflect the extent of exposure the Company has in particular classes of financial instruments.  At December 31, 2003, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $35,732,000 and $861,000, respectively.

                Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $35,732,000 does not necessarily represent future cash requirements.  Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

                In the normal course of business the Bank is a party to financial instruments with off balance sheet risk.  See note 9 to the consolidated financial statements for a discussion of these risks and contractual commitments.

Capital Resources

                Table 11 presents the Company’s regulatory capital position at December 31, 2003.

Table 11
Capital Ratios

Risk-Based Capital Ratios Actual as of December 31, 2003

Tier 1 Capital	11.3%
Tier 1 Capital minimum requirement	4.0%
Excess	7.3% ====

Total Capital	12.6%
Total Capital minimum requirement	8.0%
Excess	4.6% ====

Leverage Ratio As of D ecember 31, 2003

Tier 1 Capital to average total assets	8.0%
Minimum leverage requirement	4.0%
Excess	4.0% ====

Table 12
Selected Ratios

The following table sets out certain ratios of the Company for the years indicated.

	2003	2002	2001
Net income to:
Average stockholders’ equity	13.21%	14.27%	14.50%
Average assets	1.03%	1.16%	1.22%
Dividends to net income	33.60%	34.45%	37.61%
Average equity to average assets	7.81%	8.13%	8.39%

                For further discussion of the actual and required ratios of the Company, see note 11 to the consolidated financial statements and “Supervision and Regulation – Capital Adequacy.”

Asset/Liability and Interest Rate Sensitivity Management

                It is the Company’s objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies.  Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix.  It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by local individuals, partnerships and corporations.  The objective of this policy is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

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

                The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 that are contractually maturing, prepaying or repricing in each of the future time periods shown.  Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Investment securities are reported based on the adjusted cost basis.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities.  The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven the rates of these deposits to be more stable over the course of a year.

	At December 31, 2003 Maturing or Repricing in (dollars in thousands)
	Three Months or Less	Four Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Investment securities	$ 30	5,401	7,331	39,833	52,595
Federal funds sold	8,788	---	---	---	8,788
Loans	90,285	34,248	44,480	88	169,101
Total interest-bearing assets	$ 99,103	39,649	51,811	39,921	230,484
Interest-bearing liabilities:
Deposits:
Savings and demand	$ 111,913	---	---	---	111,913
Time deposits	25,746	44,297	19,066	23	89,132
Repurchase agreements	---	898	---	---	898

Total interest-bearing liabilities	$ 137,659	45,195	19,066	23	201,943
Interest sensitive difference per period	$ (38,556)	(5,546)	32,745	39,898	28,541
Cumulative interest sensitivity difference	$ (38,556)	(44,102)	(11,357)	28,541
Cumulative difference to total earning assets	(16.8%)	(19.3%)	(5.0%)	12.4%

Note: For purposes of this analysis, nonaccrual loans, overdrafts and unearned interest are not included in Loans.

                At December 31, 2003 the difference between the Company’s liabilities and assets repricing or maturing within one year was $44,102,000.  Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would generally cause the Company’s net interest income to decrease.

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

                The Bank tracks its interest rate sensitivity on a quarterly basis using a model, which applies betas to various types of interest-bearing deposit accounts.  The betas represent the Bank’s inclination to reprice deposit rates based on historical data provided from a call report driven database.  The betas are used because it is not likely that deposit rates would change the full amount of an interest rate increase or decrease.

                At December 31, 2003, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $26,088,000, indicating that the Bank was asset sensitive.  Rate shock data show that the Bank’s net interest income would increase $60,000 on an annual basis if rates increased 100 basis points, and would decrease $83,000 on an annual basis if rates fell 100 basis points.

                Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates.  Additionally, certain assets, such as adjustable-rate mortgages, have features, such as interest rate floors and ceilings, that restrict changes in interest rates, both on a short-term basis and over the life of the asset.  Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.  In addition, the optionality for callable securities is not factored in the foregoing table.  Including optionality would reflect greater asset sensitivity than indicated.

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

                During the Company’s two most recent fiscal years, the Company did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 8A.   CONTROLS AND PROCEDURES

            Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) and pursuant to such evaluation, concluded that our disclosure controls and procedures are effective as of December 31, 2003.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

                There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                The information contained under the headings “Information About Nominees For Directors and Executive Officers,” “Compliance with Section 16(a),” “Audit Committee and Audit Committee Financial Expert,” and “Code of Ethics” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s annual meeting of shareholders to be held on May 3, 2004 to be filed with the Securities and Exchange Commission (“SEC”), is incorporated herein by reference

ITEM 10.    EXECUTIVE COMPENSATION.

                The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Bank’s annual meeting of shareholders to be held on May 3, 2004, to be filed with the SEC, is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The information contained under the heading “Beneficial Ownership of Securities and Voting Rights” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company ‘s annual meeting of shareholders to be held on May 3, 2004, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                The information contained under the heading “Certain Relationships and Related Transaction” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all the Company ‘s annual meeting of shareholders to be held on May 3, 2004, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.               EXHIBITS, LIST AND REPORTS ON FORM 8–K.

                (a)           Financial Statements.

                The following financial statements and notes thereto of the Registrant are located beginning at page F-1 of this Form 10-KSB pursuant to Item 7 of this Report:

  Report of Independent Certified Public Accountants

  Balance Sheets  - December 31, 2003 and 2002

  Statements of Earnings
  For the Years Ended December 31, 2003, 2002, and 2001

  Statements of Changes in Stockholders Equity
  For the Years Ended December 31, 2003, 2002, and 2001

  Statements of Cash Flows
  For the Years Ended December 31, 2003, 2002, and 2001

Notes to Financial Statements

                The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B.

3.1	Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998, as amended.
3.2	Amended and Restated Bylaws of Oconee Financial Corporation, dated May 7, 2001 (included as Exhibit 3.2 to the Bank’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
4	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated Bylaws which define the rights of the holders of Common Stock of the Bank.
10.1	Oconee State Bank Officers’ Cash Incentive Plan (included as Exhibit 10.1 to the Bank’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
14	Code of Ethics.
21	Subsidiary of Oconee Financial Corporation.
24	Power of Attorney (included herein on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                (b)           Reports on Form 8-K.

                                  Oconee did not file any reports on Form 8-K during the fourth quarter of 2003.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                The information contained under the heading “Audit Fees” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Bank’s annual meeting of shareholders to be held on May 3, 2004, to be filed with the SEC, is incorporated herein by reference.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Oconee Financial Corporation:

We have audited the accompanying consolidated balance sheets of Oconee Financial Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Financial Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
February 6, 2004

OCONEE FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets

Cash and due from banks, including reserve
requirements of $3,766,000 and $2,964,000	$9,206,802	7,399,399
Federal funds sold	8,788,000	8,466,000

Cash and cash equivalents	17,994,802	15,865,399

Investment securities available for sale	53,474,899	38,899,237
Other investments	765,429	1,090,429
Mortgage loans held for sale	3,162,971	6,842,457
Loans, net	168,481,594	177,453,707
Premises and equipment, net	4,521,644	3,454,182
Accrued interest receivable and other assets	3,555,051	2,680,933

	$251,956,390	246,286,344

Liabilities and Stockholders’ Equity

Deposits:
Demand	$27,575,073	23,991,371
Interest-bearing demand	61,214,763	56,637,322
Savings	50,697,737	34,298,949
Time	89,132,999	96,435,702

Total deposits	228,620,572	211,363,344

Securities sold under repurchase agreements	898,468	742,396
Federal Home Loan Bank advances	-	13,300,000
Accrued interest payable and other liabilities	1,683,688	1,867,600

Total liabilities	231,202,728	227,273,340

Stockholders’ equity:
Common stock, par value $2, authorized 1,500,000 shares,
issued and outstanding 899,885 shares	1,799,770	1,799,770
Additional paid-in capital	4,246,832	4,246,832
Retained earnings	14,161,577	12,383,367
Accumulated other comprehensive income	545,483	583,035

Total stockholders’ equity	20,753,662	19,013,004

	$251,956,390	246,286,344

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Earnings

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest income:
Interest and fees on loans	$12,472,490	13,050,387	13,271,683
Interest on federal funds sold	169,988	104,368	452,596
Interest and dividends on securities:
U. S. Treasuries and government agencies	972,110	991,561	1,314,972
State, county and municipal	786,847	713,056	713,717
Other	68,662	64,218	72,383
Interest on interest-bearing deposits with banks	-	-	1,876

Total interest income	14,470,097	14,923,590	15,827,227

Interest expense:
Interest-bearing demand deposits	768,243	887,176	1,142,992
Savings deposits	831,956	609,431	284,883
Time deposits	3,267,922	3,885,384	5,485,150
Federal Home Loan Bank advances	552,778	854,931	854,931
Other	15,920	21,898	37,078

Total interest expense	5,436,819	6,258,820	7,805,034

Net interest income	9,033,278	8,664,770	8,022,193

Provision for loan losses	645,000	555,000	300,000

Net interest income after provision for loan losses	8,388,278	8,109,770	7,722,193

Other income:
Service charges	1,069,199	1,013,876	899,088
Gain on sale of securities	-	4,357	-
Mortgage banking income	1,487,720	1,118,722	779,960
Miscellaneous	446,245	367,224	312,456

Total other income	3,003,164	2,504,179	1,991,504

Other expenses:
Salaries and employee benefits	4,741,913	4,300,182	3,863,829
Occupancy	1,022,610	901,460	853,498
Other operating	1,882,481	1,647,546	1,598,127

Total other expenses	7,647,004	6,849,188	6,315,454

Earnings before income taxes	3,744,438	3,764,761	3,398,243

Income tax expense	1,066,343	1,152,830	1,005,714

Net earnings	$2,678,095	2,611,931	2,392,529

Net earnings per share	$2.98	2.90	2.66

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Net earnings	$2,678,095	2,611,931	2,392,529

Other comprehensive (loss) income, net of income taxes:
Unrealized gains on securities available for sale:
Holding gains (losses) arising during period, net of tax
benefit (expense) of $22,975, ($312,197) and ($150,176)	(37,552)	510,240	245,442
Reclassification adjustment for gains included in net
earnings, net of tax of $0, ($1,654) and $0	-	(2,703)	-

Total other comprehensive (loss) income	(37,552)	507,537	245,442

Comprehensive income	$2,640,543	3,119,468	2,637,971

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2000	$1,799,770	4,246,832	9,178,677	(169,944)	15,055,335

Cash dividends declared
($1.00 per share)	-	-	(899,885)	-	(899,885)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	245,442	245,442

Net earnings	-	-	2,392,529	-	2,392,529

Balance, December 31, 2001	1,799,770	4,246,832	10,671,321	75,498	16,793,421

Cash dividends declared
($1.00 per share)	-	-	(899,885)	-	(899,885)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	507,537	507,537

Net earnings	-	-	2,611,931	-	2,611,931

Balance, December 31, 2002	1,799,770	4,246,832	12,383,367	583,035	19,013,004

Cash dividends declared
($1.00 per share)	-	-	(899,885)	-	(899,885)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	(37,552)	(37,552)

Net earnings	-	-	2,678,095	-	2,678,095

Balance, December 31, 2003	$1,799,770	4,246,832	14,161,577	545,483	20,753,662

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$ 2,678,095	2,611,931	2,392,529
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities:
Depreciation, amortization and accretion	519,707	459,745	307,402
Provision for loan losses	645,000	555,000	300,000
Provision for deferred taxes	(209,652)	(31,832)	(340)
Gain on sale of investment securities	-	(4,357)	-
Loss on sale of other real estate	85,855	-	-
Change in:
Accrued interest receivable and other assets	76,806	(91,709)	(109,877)
Accrued interest payable and other liabilities	(183,912)	167,023	(95,011)
Mortgage loans held for sale	3,679,486	60,309	(4,624,153)

Net cash provided (used) by operating activities	7,291,385	3,726,110	(1,829,450)

Cash flows from investing activities:
Purchase of investment securities available for sale	(54,834,174)	(13,340,887)	(19,943,661)
Proceeds from calls and maturities of investment securities
available for sale	40,176,520	10,416,083	14,274,230
Proceeds from sales of investment securities available
for sale	-	995,331	-
Investment in unconsolidated subsidiary	-	(325,000)	-
Proceeds from liquidation of investment in unconsolidated
subsidiary	325,000	-	-
Net change in loans	7,141,514	(28,763,015)	(28,241,918)
Purchases of premises and equipment	(643,265)	(1,613,887)	(413,792)
Construction in process	(922,364)	-	-
Proceeds from sales of other real estate	381,372	-	-

Net cash used by investing activities	(8,375,397)	(32,631,375)	(34,325,141)

Cash flows from financing activities:
Net change in deposits	17,257,228	31,635,092	29,190,635
Net change in securities sold under repurchase agreements	156,072	97,380	(191,071)
Repayment of Federal Home Loan Bank advances	(13,300,000)	-	-
Dividends paid	(899,885)	(899,885)	(989,874)

Net cash provided by financing activities	3,213,415	30,832,587	28,009,690

Net increase (decrease) in cash and cash equivalents	2,129,403	1,927,322	(8,144,901)

Cash and cash equivalents at beginning of year	15,865,399	13,938,077	22,082,978

Cash and cash equivalents at end of year	$ 17,994,802	15,865,399	13,938,077

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2003, 2002 and 2001

		2003	2002	2001

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest		$5,609,479	6,371,957	7,908,814
Income taxes		$1,213,446	901,000	1,044,000

Noncash investing and financing activities:
Change in net unrealized gain on investment	$
securities available for sale, net of tax		$(37,552)	507,537	245,442
Change in dividends payable		$-	-	(89,989)
Transfer of loans to other real estate		$1,232,564	229,610	73,164
Financed portion of other real estate sold		$46,965	-	73,164

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

In September 2002, OSB Services, Inc., a wholly owned subsidiary of the Bank, acquired an 8% ownership interest in Community Insurance Group, LLC through an initial capital contribution of $325,000.  Community Insurance Group, LLC was formed for the purpose of offering insurance products and services.  Prior to beginning operations, the LLC was dissolved in 2003 and capital contributions were refunded.

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

Investment Securities
 The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2003 and 2002, the Company had classified all of its investment securities as available for sale.

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

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)     Summary of Significant Accounting Policies, continued

Other Investments
 Other investments include Federal Home Loan Bank stock and other equity securities.   No ready market exists for these securities and there is no quoted fair value.  These investment securities are carried at cost.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or market value. At December 31, 2003 and 2002, the cost of mortgage loans held for sale approximates the market value.

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

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

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

Premises and Equipment
 Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed,  the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are generally as follows:

Buildings and improvements	5 - 40 years
Furniture and equipment	3 - 10 years

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)    Summary of Significant Accounting Policies, continued

Other Real Estate
 Properties acquired through foreclosure are carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose.  Accounting literature defines fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals.  Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses.  Subsequent write-downs are provided by a charge to income through the allowance for losses on other real estate in the period in which the need arises.

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

Net Earnings Per Share
 Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Company had no potential common share equivalents outstanding during 2003, 2002 and 2001.  For each of those years, net earnings per share is calculated using the weighted average shares outstanding during the period of 899,885.

Reclassification
 Reclassifications of certain amounts in the 2002 and 2001 financial statements have been made to conform with the financial statement presentation for 2003.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)    Investment Securities

         Investment securities available for sale at December 31, 2003 and 2002 are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasuries Government agencies	$19,206,658	190,864	96,593	19,300,929
State, county and municipal	17,461,717	759,079	55,002	18,165,794
Mortgage-backed securities	14,427,279	156,611	75,714	14,508,176
Other debt securities	1,500,000	-	-	1,500,000

Total	$52,595,654	1,106,554	227,309	53,474,899

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasuries and government agencies	$14,950,595	154,628	5,511	15,099,712
State, county and municipal	14,305,211	513,832	32,911	14,786,132
Mortgage-backed securities	8,203,659	310,170	436	8,513,393
Other debt securities	500,000	-	-	500,000

Total	$37,959,465	978,630	38,858	38,899,237

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2003 are summarized as follows:

	Less than s12 Months
	Fair	Unrealized
	Value	Losses

U.S. Government agencies	$4,896,094	96,593
State, county and municipal	3,685,125	55,002
Mortgage-backed securities	11,114,236	75,714

	$19,695,455	227,309

There were no securities in the portfolio as of December 31, 2003 that were in a continuous unrealized loss position greater than twelve months.  The unrealized losses on these debt securities as of December 31, 2003 arose due to changing interest rates and are considered to be temporary.  Included in the table above were 10 out of 51 securities issued by state and political subdivisions that contained unrealized losses and 11 out of 31 securities issued by U.S. government agencies and government sponsored corporations, including mortgage-backed securities, that contained unrealized losses.  These unrealized losses are considered temporary because the repayment sources of principal and interest are government backed.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

  (2)      Investment Securities, continued

The amortized cost and fair value of investment securities available for sale at December 31, 2003, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$5,400,763	5,412,620
Due from one to five years	5,846,909	5,951,064
Due from five to ten years	8,863,167	9,031,527
Due after ten years	18,057,536	18,571,512
Mortgage-backed securities	14,427,279	14,508,176

	$52,595,654	53,474,899

There were no sales of securities during 2003 and 2001.  Proceeds from sales of securities available for sale during 2002 were $995,331.  Gross gains of $4,357 and were realized on 2002 sales.

Securities with a carrying value of approximately $39,939,000 and $24,877,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)       Loans

            Major classifications of loans at December 31, 2003 and 2002 are summarized as follows:

	2003	2002

Commercial, financial and agricultural	$21,208,190	21,466,048
Real estate - mortgage	94,266,400	93,464,207
Real estate - construction	43,831,025	51,268,113
Consumer	11,845,183	13,354,030

Total loans	171,150,798	179,552,398
Less allowance for loan losses	2,669,204	2,098,691
Total net loans	$168,481,594	177,453,707

The Bank grants loans and extensions of credit primarily to individuals and a variety of firms and corporations located in certain Georgia counties including Oconee and Clarke. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

At December 31, 2003 and 2002, the recorded investment in loans that were considered to be impaired was approximately $4,692,000 and $2,597,000, respectively, of which approximately $1,503,000 at December 31, 2003 and $2,597,000 at December 31, 2002 were on nonaccrual.  In addition, the Company had approximately $583,000 and $9,600 in loans past due more than ninety days and still accruing interest at December 31, 2003 and 2002, respectively.  These accounts are deemed to be well collateralized and in the process of collection.  The related allowance for loan losses on impaired loans was approximately $703,000 and $390,000 at December 31, 2003 and 2002, respectively.  The average recorded investment in impaired loans for the twelve months ended December 31, 2003 and 2002 was approximately $4,709,000 and $1,140,000, respectively.  For the years ended December 31, 2003, 2002 and 2001, the Company recognized approximately $255,000, $98,000 and $57,000, respectively, of interest income on impaired loans.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)       Loans, continued

            Changes in the allowance for loan losses were as follows:

	2003	2002	2001

Balance at beginning of year	$2,098,691	1,812,041	1,807,671
Provision for loan losses	645,000	555,000	300,000
Amounts charged off	(120,901)	(300,048)	(381,521)
Recoveries on amounts previously charged off	46,414	31,698	85,891

Balance at end of year	$2,669,204	2,098,691	1,812,041

(4)       Premises and Equipment

            Major classifications of premises and equipment are summarized as follows:

	2003	2002

Land	$1,209,929	1,209,929
Buildings and improvements	2,468,101	2,474,501
Furniture and equipment	3,458,997	2,921,606
Construction in process	922,364	-
	8,059,391	6,606,036

Less accumulated depreciation	3,537,747	3,151,854

	$4,521,644	3,454,182

Depreciation expense was $498,167, $412,841 and $379,385 for the years ended December 31, 2003, 2002 and 2001, respectively.

  (5)       Deposits

The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were approximately $19,104,000 and $27,709,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of certificates of deposits are as follows:

2004	$70,065,193
2005	15,621,996
2006	769,954
2007	1,880,381
2008	772,253
Thereafter	23,222
$89,132,999

At December 31, 2003, the Bank had one customer with deposits of approximately $15,704,000 and another customer with deposits of approximately $13,909,000 included in interest-bearing demand deposits.

(6)        Income Taxes

The components of income tax expense in the statements of earnings are as follows:

	2003	2002	2001
Current	$1,275,995	1,184,662	1,006,054
Deferred	(209,652)	(31,832)	(340)
Total income tax expense	$1,066,343	1,152,830	1,005,714

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(6)        Income Taxes, continued

The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2003	2002	2001
Pretax income at statutory rates	$1,273,109	1,280,019	1,155,403
Add (deduct):
Tax exempt interest income	(247,883)	(232,608)	(231,880)
Non-deductible interest expense	23,685	28,093	40,424
State taxes, net of federal effect	34,485	84,791	42,590
Other	(17,053)	(7,465)	(823)
	$1,066,343	1,152,830	1,005,714

The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset. The net deferred tax asset is a component of other assets at December 31, 2003 and 2002.

	2003	2002
Deferred income tax assets:
Allowance for loan losses	$927,029	710,462
Other real estate	51,904	28,947
Other	-	4,589
Total gross deferred income tax assets	978,933	743,998
Deferred income tax liabilities:
Premises and equipment	151,059	125,776
Unrealized gains on investment securities available for sale	333,761	356,737

Total gross deferred income tax liabilities	484,820	482,513
Net deferred income tax asset	$494,113	261,485

(7)       Federal Home Loan Bank Advances

The Bank has an agreement with the Federal Home Loan Bank (“FHLB”) whereby the FHLB agreed to provide the Bank credit facilities. Any amounts advanced by the FHLB are secured under a blanket floating lien on all of the Bank’s 1-4 family first mortgage loans.  The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB.  At December 31, 2002, the Bank had one advance outstanding in the amount of $13,300,000, which matured and was repaid in August 2003.  There were no advances outstanding at December 31, 2003.

  (8)       Related Party Transactions

The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers are made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following is a summary of activity for related party loans for 2003:

Beginning balance	$4,073,000
New loans	1,714,000
Repayments	(1,299,000)

Ending balance	$4,488,000

Deposits from related parties totaled approximately $13,693,000 and $7,963,000 as of December 31, 2003 and 2002, respectively.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

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

	Contractual Amount
	2003	2002
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$ 35,732,000	25,331,000
Standby letters of credit and
financial guarantees written	$ 861,000	1,421,000

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

The Company sells participations in certain types of loans in order to comply with legal lending limits. At December 31, 2003, the Company had participations sold outstanding of approximately $3,306,000.  Of the total participations sold, approximately $1,427,000 has been sold under agreements that provide for the participating institutions to receive 100% of their investment prior to the Company receiving any principle payments, regardless of repayment, default, foreclosure or liquidation.

The Company has $7,000,000 available for the purchase of overnight federal funds from two correspondent financial institutions as of December 31, 2003 and 2002.

(10)      Profit Sharing Plan

The Company has a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The total contributions by the Company for 2003, 2002 and 2001 were approximately $299,000, $264,000 and $242,000, respectively.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2003, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital ratios for the Company are essentially the same as those of the Bank. Therefore, only the Bank’s capital ratios are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital
(to Risk-Weighted Assets)	$ 22,347	12.6%	$ 14,232	8.0%	$ 17,790	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$ 20,119	11.3%	$ 7,116	4.0%	$ 10,674	6.0%
Tier 1 Capital
(to Average Assets)	$ 20,119	8.0%	$ 10,085	4.0%	$ 12,607	5.0%

As of December 31, 2002:
Total Capital
(to Risk-Weighted Assets)	$ 20,410	11.4%	$ 14,328	8.0%	$ 17,909	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$ 18,311	10.2%	$ 7,164	4.0%	$ 10,746	6.0%
Tier 1 Capital
(to Average Assets)	$ 18,311	7.5%	$ 9,786	4.0%	$ 12,233	5.0%

  (12)      Stockholders’ Equity

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other working capital needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year’s net earnings, and the ratio of equity capital to total assets.  Approximately $1,354,000 is available for payment of dividends from the Bank to the Company in 2004.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

  (13)      Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

Cash and Cash Equivalents
For cash, due from banks, and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities Available for Sale
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

Commitments to Extend Credit and Standby Letters of Credit
Commitments to extend credit and standby letters of credit are generally short-term and carry variable interest rates.  Therefore, both the carrying value and estimated fair value associated with these instruments are immaterial.

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

Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(13)      Fair Value of Financial Instruments, continued

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$17,995	17,995	15,865	15,865
Investment securities	$53,475	53,475	38,899	38,899
Other investments	$765	765	1,090	1,090
Mortgage loans held for sale	$3,163	3,163	6,842	6,842
Loans, net	$168,482	168,841	177,453	178,008

Liabilities:
Deposits and securities sold under
repurchase agreement	$229,519	230,504	212,106	212,558
FHLB advances	$-	-	13,300	13,481

  (14)     Other Operating Expenses

Components of other operating expenses which are greater than 1% of interest income and other income are as follows:

	2003	2002	2001
Professional fees	$ 337,226	293,435	241,092
Marketing expenses	$ 182,116	187,622	206,590

(15)   Oconee Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash	$990,363	1,015,056
Investment in subsidiary	20,664,227	18,893,984
Other assets	-	2,513
	$21,654,590	19,911,553
Liabilities and Stockholders’ Equity
Other liabilities	$900,928	898,549
Stockholders’ equity	20,753,662	19,013,004
	$21,654,590	19,911,553

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(15)   Oconee Financial Corporation (Parent Company Only) Financial Information, continued

Statements of Earnings
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Dividends from subsidiary	$899,885	899,885	899,885

Other expenses	47,689	49,606	63,472

Earnings before income taxes and equity in
undistributed earnings of subsidiary	852,196	850,279	836,413

Income tax benefit	18,104	18,830	24,094

Earnings before equity in undistributed earnings
of subsidiary	870,300	869,109	860,507

Equity in undistributed earnings of subsidiary	1,807,795	1,742,822	1,532,022

Net earnings	$2,678,095	2,611,931	2,392,529

Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$2,678,095	2,611,931	2,392,529
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,807,795)	(1,742,822)	(1,532,022)
Change in:
Other assets	2,513	2,516	2,515
Other liabilities	2,379	(6,845)	2,638
Net cash provided by operating activities	875,192	864,780	865,660
Cash flows from financing activities, consisting of
dividends paid	(899,885)	(899,885)	(989,874)
Change in cash	(24,693)	(35,105)	(124,214)
Cash at beginning of year	1,015,056	1,050,161	1,174,375
Cash at end of year	$990,363	1,015,056	1,050,161

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this Report on Form 10–KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 30th day of March, 2004.

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

                Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10–KSB has been signed by the following persons in the capacities indicated on the 30th day of March 2004.

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
Senior Executive Vice President and Chief Financial
Jerry K. Wages	Officer, Chief Accounting Officer, Corporate Secretary, and Director

/s/ Virginia S. Wells
Director
Virginia S. Wells

/s/ Tom F. Wilson
Director
Tom F. Wilson

INDEX TO EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998, as amended.
14	Code of Ethics.
21	Subsidiary of Oconee Financial Corporation.
24	Power of Attorney (included herein on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financing Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.