Form 10QSB
period 2004-03-31
OCONEE FINANCIAL CORP
filed 2004-05-14
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

706-769-6611
(Telephone Number)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒         No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 899,885 shares of Common Stock, par value $2.00, outstanding as of May 14, 2004.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY
INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) at March 31, 2004	3

	Consolidated Statements of Earnings (unaudited) for the Three Months Ended
	March 31, 2004 and 2003	4

	Consolidated Statements of Comprehensive Income (unaudited) for the Three Months
	Ended March 31, 2004 and 2003	5

	Consolidated Statements of Cash Flows (unaudited) for the Three Months
	Ended March 31, 2004 and 2003	6-7

	Notes to Financial Statements (unaudited)	8-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-13

Item 3.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet
March 31, 2004
(Unaudited)

Assets

Cash and due from banks, including reserve requirements of $3,299,000	$11,368,055
Federal funds sold	6,529,000

Cash and cash equivalents	17,897,055

Investment securities available for sale	53,368,354
Other investments	765,429
Mortgage loans held for sale	1,084,550

Loans	172,181,105
Less: Allowance for loan losses	2,804,533

Loans, net	169,376,572

Premises and equipment, net	5,301,619
Accrued interest receivable and other assets	2,883,270

Total assets	$250,676,849

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$29,454,291
Interest-bearing	197,609,921

Total deposits	227,064,212

Securities sold under repurchase agreements	1,071,837
Accrued interest payable and other liabilities	777,214

Total liabilities	228,913,263

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,885 shares	1,799,770
Additional paid-in capital	4,246,832
Retained earnings	14,756,813
Accumulated other comprehensive income	960,171

Total stockholders’ equity	21,763,586

Total liabilities and stockholders’ equity	$250,676,849

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Interest Income:
Loans	$2,859,321	3,225,059
Investment securities:
Tax exempt	211,070	179,321
Taxable	331,726	191,312
Federal funds sold and other	28,103	50,608
Total interest income	3,430,220	3,646,300

Interest Expense:
Deposits	1,013,639	1,311,538
Other	3,768	214,515
Total interest expense	1,017,407	1,526,053

Net interest income	2,412,813	2,120,247

Provision for loan losses	90,000	171,000

Net interest income after provision for loan losses	2,322,813	1,949,247

Other Income:

Service charges on deposit accounts	238,967	271,757
Mortgage banking income	149,936	386,924
Securities gains, net	24,137	-
Other operating income	149,091	123,663
Total other income	562,131	782,344

Other Expense:
Salaries and other personnel expense	1,278,825	1,215,396
Net occupancy and equipment expense	265,978	242,203
Other operating expense	517,398	455,582
Total other expense	2,062,201	1,913,181

Earnings before income taxes	822,743	818,410

Income taxes	227,508	240,426

Net earnings	$595,235	577,984

Earnings per common share based on average
outstanding shares of 899,885 in each of 2004 and 2003:	$0.66	0.64

 See accompanying notes to financial statements.

  OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Net earnings	$595,235	577,984

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax
of $263,342 and $169,442	429,663	276,728
Reclassification adjustments for gains included in net
earnings, net of tax of $9,162 and $0	14,975	-

Total other comprehensive income	414,688	276,728

Comprehensive income	$1,009,923	854,712

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$595,235	577,984
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	90,000	171,000
Depreciation, amortization and accretion	207,645	109,018
Gain on sale of investment securities	(24,137)	-
Gain on sale of other real estate owned	(27,906)
Change in assets and liabilities:
Interest receivable and other assets	(104,280)	224,972
Interest payable and other liabilities	21,317	309,264
Mortgage loans held for sale	2,078,421	1,846,157

Net cash provided by operating activities	2,836,295	3,238,395

Cash flows from investing activities:
Proceeds from sale of investment securities	1,181,779	-
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	779,407	11,495,311
Purchases of investment securities available for sale	(1,235,476)	(21,382,042)
Net change in loans	(984,978)	2,056,782
Purchases of premises and equipment	(914,229)	(424,617)
Proceeds from sale of other real estate owned	522,331	-

Net cash (used) by investing activities	(651,166)	(8,254,566)

Cash flows from financing activities:
Net change in deposits	(1,556,360)	16,506,443
Net change in securities sold under repurchase agreements	173,369	60,633
Dividends paid	(899,885)	(899,885)

Net cash (used) provided by financing activities	(2,282,876)	15,667,191

Net (decrease) increase in cash and cash equivalents	(97,747)	10,651,020

Cash and cash equivalents at beginning of period	17,994,802	15,865,399

Cash and cash equivalents at end of period	$17,897,055	26,516,419

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Supplemental cash flow information:
Cash paid for interest	$1,066,774	$1,550,520
Cash paid for taxes	$99,500	$68,000

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$356,249	$-
Change in dividends payable	$899,885	$899,885
Change in net unrealized gain on investment securities
available for sale, net of tax	$414,688	$276,728

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

Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2003.

Critical Accounting Policies

The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Some of the Corporation’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Corporation’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 10-KSB for the year ended December 31, 2003.

Many of the Corporation’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability.  The collectibility of loans is reflected through the Corporation’s estimate of the allowance for loan losses.  The Corporation performs periodic detailed reviews of its loan portfolio in order to assess the adequacy of the allowance for loan losses in light of anticipated risks and loan losses.  In addition, investment securities and mortgage loans available or held for sale are reflected at their estimated fair value in the consolidated financial statements.  Such amounts are based on either quoted market prices or estimated values derived by the Corporation using dealer quotes or market comparisons.

(2)           Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the period.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(3)           Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	2004	2003

Balance at beginning of year	$2,669,204	2,098,691
Amounts charged off	(118,299)	(20,955)
Recoveries on amounts previously charged off	163,628	6,090
Provision for loan losses	90,000	171,000

Balance at March 31	$2,804,533	2,254,826

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

Financial Condition

                Total assets at March 31, 2004 were $250,676,849, representing a $1,279,541 (0.51%) decrease from December 31, 2003.  Deposits decreased $1,556,360 (0.68%) from December 31, 2003.  The decline in deposits is attributable to decreases in time deposit accounts of $5,730,942 and money market accounts of $3,608,494, offset by increases in savings accounts of $4,374,786, non interest-bearing checking accounts of $1,879,219, and interest-bearing checking deposits of $1,529,073.  Loans increased $1,030,307 (0.60%) from December 31, 2003. Investment securities decreased $106,545 (0.20%) from December 31, 2003.  The allowance for loan losses at March 31, 2004 was $2,804,533, compared to the December 31, 2003 balance of $2,669,204, representing 1.63% of total loans at March 31, 2004, compared to 1.56% of total loans at December 31, 2003. Cash and cash equivalents decreased $97,747 from December 31, 2003.

                The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $1,528,830 at March 31, 2004, representing a decrease of $1,634,361 (51.67%) from December 31, 2003.  This decrease is attributable to decreases of  $724,131 in nonaccrual loans, $498,538 in loans more than 90 days past due, $368,817 in other real estate owned, and $42,875 in repossessed collateral.  As a result of the decrease, total nonperforming assets were 0.89% of total loans at March 31, 2004 compared to 1.85% of total loans at December 31, 2003.  Nonperforming loans represented 0.61% of total assets at March 31, 2004, compared to 1.26% of total assets at December 31, 2003.  Nonaccrual loans represented 0.45% of total loans outstanding at March 31, 2004, compared to 0.88% of total loans outstanding at December 31, 2003.  There were no related party loans which were considered to be nonperforming at March 31, 2003.

                At March 31, 2004, the Corporationhad loan concentrations in the housing industry and in the hotel and motel industry.  As of March 31, 2004, the Corporation had total commitments for construction and development loans of $67,344,287, of which $42,775,679 was funded and outstanding.  Total funded and unfunded commitment amounts for hotel and motel loans were $25,154,126 at March 31, 2004.  Of the total commitments for hotel and motel loans, $24,917,973 was funded and outstanding at March 31, 2004.  The Corporationmonitors these concentrations on a monthly basis.  The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely affect construction of new homes and developments of new housing communities.  The Corporation’s construction and development lending slowed somewhat during 2003 and the first quarter of 2004.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.  The Corporationhas established $30,000,000 as the maximum dollar amount of hotel and motel loans that it is willing to fund.  Management of the Corporationis confident that all of the Corporation’s hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

Results of Operations

                Net interest income increased $292,566 (13.80%) in the first three months of 2004 compared to the same period for 2003, primarily as a result of improved margins.  Interest income for the first three months of 2004 was $3,430,220, representing a decrease of $216,078 (5.93%) as compared to the same period in 2003.  Interest expense for the first three months of 2004 decreased  $508,646 (33.33%) compared to the same period in 2003.  The decrease in interest income during the first three months of 2004 compared to the same period in 2003 is primarily attributable to a decrease in outstanding loans as well as the effect of lower interest rates earned on outstanding loans offset by an increase in investment securities.  The decrease in interest expense is primarily attributable to the payoff of a Federal Home Loan Bank advance of $13,300,000 in August 2003 as well as a decline in interest-bearing deposits and lower rates being paid on interest-bearing deposits.

                The Bank’s net interest margin for the first three months of 2004 was 4.25%, compared to 3.69% for the same time period during 2003.  Yield on interest earning assets for the three-month period ending March 31, 2004 was 5.98%, compared to 6.23% for the three-month period ending March 31, 2003.  Average rate paid on interest bearing liabilities was 2.03% for the three months ending March 31, 2004, compared to 2.42% for the same period during 2003.  The primary reason for the reduction in the rate paid on interest bearing liabilities is the payoff of the Federal Home Loan Bank advance of $13,300,000 which was at a rate of 6.34%.

                The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the three months ended March 31, 2004, the provision for loan losses was $90,000, compared to $171,000 for the same period in 2003.  The decrease in the provision for loan losses is primarily due to a reduction in nonperforming loans, the Bank having net recoveries of $45,329 year-to-date through March 31, 2004, as well as the Bank’s monthly analysis of the  loan loss reserve showing adequate levels of reserves for anticipated charge-offs.  The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

                Other income for the first three months of 2004 decreased $220,213 (28.15%) compared to the first three months of 2003.  This decrease is primarily attributable to a $236,988 decrease in fee income on mortgage loans originated and sold and a decrease in service charges of $30,694 offset by an increase in income and fees from ATM’s of $30,694 and gains on the sales of investment securities of $24,137.  The decrease in fee income on mortgage loans is due to a decrease in the volume of mortgage loans that the Bank originated during the first three months of 2003 as a result of a slowdown in the demand for refinancing.  This slowdown was anticipated due to the record volume of loans that the bank had originated in the two previous years.  The demand for both original mortgage financing as well as refinancing has slowed to more traditional levels.

                Other expenses for the first three months of 2004 increased $149,020 (7.79%) compared to the first three months in 2003.  The increase is primarily attributable to a $63,429 (5.22%) increase in salaries and benefits expense primarily due to merit increases for employees based on performance.

                The Bank’s effective tax rate was 28% and 29% for the three months ended March 31, 2004 and 2003, respectively.

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

                At March 31, 2004, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $43,425,000, indicating that the Bank was asset sensitive.  Rate shock data show that the Bank’s net interest income would increase $103,000 on an annual basis if rates increased 100 basis points, and would decrease $127,000 on an annual basis if rates fell 100 basis points.

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

                The Corporation monitors its liquidity position monthly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase.  At March 31, 2004, the Corporation’s liquidity ratio was 19.3%.  This level of liquidity is within the Bank’s stated guidelines of 15-35%.

                The Corporation maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $5,600,000.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at March 31, 2004.

                During the first three months of 2004, cash and cash equivalents decreased $97,747 to a total of $17,897,055 at March 31, 2004.  Cash inflows from operations totaled $2,836,295 during the first three months of 2004, while outflows from financing activities totaled $2,282,876, most of which were net deposit decreases during the first three months of  $1,556,360 as well as cash dividends paid during the first three months of 2004 of $899,885.

                Investing activities used $651,166 of cash and cash equivalents, consisting of purchases of investment securities of $1,235,476 and purchases of premises and equipment of $914,229 as well as net repayments of loans by customers of $984,978, offset by proceeds from the sales, calls, maturities and paydowns of investment securities totaling $1,961,186.  At March 31, 2004, the Bank had $53,368,354 of investment securities available for sale.

Contractual Obligations and Commitments

                The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  At March 31, 2004, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $37,390,000 and $886,000, respectively.

                Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $37,390,000 does not necessarily represent future cash requirements.  Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.

Capital

                The following tables present Oconee State Bank’s regulatory capital position at March 31, 2004, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at March 31, 2004 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	11.5%
Tier 1 Capital minimum requirement	4.0%

Excess	7.5%

Total Capital, Actual	12.8%
Total Capital minimum requirement	8.0%

Excess	4.8%

Leverage Ratio

Tier 1 Capital to adjusted total assets	8.2%
Minimum leverage requirement	3.0%

Excess	5.2%

Item 3.

CONTROLS AND PROCEDURES

                Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) and pursuant to such evaluation, concluded that our disclosure controls and procedures are effective as of March 31, 2004.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

                There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Item 1.     Legal Proceedings

                         None

Item 2.     Changes in Securities and Small Business Issuer Purchases of Equity Securities

                         None

Item 3.     Defaults Upon Senior Securities

                         None

Item 4.    Submission of Matters to a Vote of Security Holders

                         None

Item 5.     Other Information

                         None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certification by B. Amrey Harden, CEO and President of the Corporation, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by Jerry K. Wages, Senior Executive Vice President and Chief Financial Officer of the Corporation, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Joint Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
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

          OCONEE FINANCIAL CORPORATION

By:     /s/ B. Amrey Harden
        B. Amrey Harden, President and CEO
       (Principal Executive Officer)

Date:      May 14, 2004

By:      /s/ Jerry K. Wages
        Jerry K. Wages
       Senior Executive Vice-President and CFO
       (Principal Accounting Officer)

Date:      May 14, 2004