Form 10QSB
period 2004-06-30
OCONEE FINANCIAL CORP
filed 2004-08-16
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

706-769-6611
(Telephone Number)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes   ☒                      No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 899,885 shares of Common Stock, par value $2.00, outstanding as of August 16, 2004.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY
INDEX
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) at June 30, 2004 and December 31, 2003	3

	Consolidated Statements of Earnings (unaudited) for the Three Months and the Six Months
	Ended June 30, 2004 and 2003	4

	Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three Months
	and the Six Months Ended June 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows (unaudited) for the Six Months
	Ended June 30, 2004 and 2003	6-7

	Notes to Financial Statements (unaudited)	8-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-13

Item 3.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet
June 30, 2004 and December 31, 2003
(Unaudited)

	June 30, 2004	December 31, 2003
Assets

Cash and due from banks, including reserve requirements of $3,737,000 of $3,737,000 and $3,766,000	$7,344,772	9,206,802
Federal funds sold	6,235,000	8,788,000

Cash and cash equivalents	13,579,772	17,994,802

Investment securities available for sale	50,615,689	53,474,899
Other investments	708,629	765,429
Mortgage loans held for sale	809,520	3,162,971

Loans	174,337,749	171,150,798
Less: Allowance for loan losses	2,882,355	2,669,204

Loans, net	171,455,394	168,481,594

Premises and equipment, net	6,000,961	4,521,644
Accrued interest receivable and other assets	3,919,746	3,555,051

Total assets	$247,089,711	251,956,390

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$28,616,979	27,575,073
Interest-bearing	194,725,887	201,045,499

Total deposits	223,342,866	228,620,572

Securities sold under repurchase agreements	1,653,315	898,468
Accrued interest payable and other liabilities	874,476	1,683,688

Total liabilities	225,870,657	231,202,728

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,885 shares	1,799,770	1,799,770
Additional paid-in capital	4,246,832	4,246,832
Retained earnings	15,370,842	14,161,577
Accumulated other comprehensive income (loss)	(198,390)	545,483

Total stockholders’ equity	21,219,054	20,753,662

Total liabilities and stockholders’ equity	$247,089,711	251,956,390

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months and the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Interest Income:
Loans	$2,779,949	3,252,651	5,639,270	6,477,710
Investment securities:
Tax exempt	198,496	195,638	409,566	374,959
Taxable	323,409	246,122	655,135	437,434
Federal funds sold and other	22,818	53,433	50,921	104,041
Total interest income	3,324,672	3,747,844	6,754,892	7,394,144

Interest Expense:
Deposits	826,061	1,296,534	1,839,700	2,608,072
Other	5,449	218,189	9,217	432,704
Total interest expense	831,510	1,514,723	1,848,917	3,040,776

Net interest income	2,493,162	2,233,121	4,905,975	4,353,368

Provision for loan losses	90,000	171,000	180,000	342,000

Net interest income after provision for loan losses	2,403,162	2,062,121	4,725,975	4,011,368

Other Income:

Service charges on deposit accounts	264,162	273,808	503,129	545,565
Mortgage banking income	119,650	480,168	269,586	867,092
Securities gains, net	-	-	24,137	-
Other operating income	240,868	84,690	389,959	208,353
Total other income	624,680	838,666	1,186,811	1,621,010

Other Expense:
Salaries and other personnel expense	1,253,186	1,251,790	2,532,011	2,467,186
Net occupancy and equipment expense	346,248	251,212	612,226	493,415
Other operating expense	573,688	459,028	1,091,086	914,610
Total other expense	2,173,122	1,962,030	4,235,323	3,875,211

Earnings before income taxes	854,720	938,757	1,677,463	1,757,167

Income taxes	240,690	282,319	468,198	522,745

Net earnings	$614,030	656,438	1,209,265	1,234,422

Earnings per common share based on average
outstanding shares of 899,885 in 2004 and 2003:	$0.68	0.73	1.34	1.37

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months and the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003

Net earnings	$614,030	656,438	1,209,265	1,234,422

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Holding gains (losses) arising during period, net of tax (benefit)
of ($708,880), $95,080, ($440,174), and $264,399	(1,158,561)	155,393	(758,848)	432,121
Reclassification adjustments for gains included in net
earnings, net of tax of $ 0, $0, $9,162, and $0	-	-	14,975	-

Total other comprehensive income (loss)	(1,158,561)	155,393	(743,873)	432,121

Comprehensive income (loss)	$(544,531)	811,831	465,392	1,666,543

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$1,209,265	1,234,422
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	180,000	342,000
Depreciation, amortization and accretion	434,273	221,950
Gain on sale of premises and equipment	(127,479)	-
Gain on sale of investment securities	(24,137)	-
Gain on sale of other real estate owned	(27,906)	-
Change in assets and liabilities:
Interest receivable and other assets	(403,971)	596,731
Interest payable and other liabilities	90,673	(363,599)
Mortgage loans held for sale	2,353,451	1,096,281

Net cash provided by operating activities	3,684,169	3,127,785

Cash flows from investing activities:
Proceeds from sale of investment securities	853,580	-
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	5,406,405	14,051,217
Purchases of investment securities available for sale	(4,662,452)	(28,678,653)
Net change in loans	(3,153,800)	2,395,993
Proceeds from sale of premises and equipment	261,777	-
Purchases of premises and equipment	(1,904,296)	(685,230)
Proceeds from sale of other real estate owned	522,331	-

Net cash used by investing activities	(2,676,455)	(12,916,673)

Cash flows from financing activities:
Net change in deposits	(5,277,706)	24,201,476
Net change in securities sold under repurchase agreements	754,847	268,193
Dividends paid	(899,885)	(899,885)

Net cash (used) provided by financing activities	(5,422,744)	23,569,784

Net (decrease) increase in cash and cash equivalents	(4,415,030)	13,780,896

Cash and cash equivalents at beginning of period	17,994,802	15,865,399

Cash and cash equivalents at end of period	$13,579,772	29,646,295

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003

Supplemental cash flow information:
Cash paid for interest	$1,950,727	$3,053,272
Cash paid for taxes	$632,000	$648,000

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$468,884	$610,517
Change in dividends payable	$899,885	$899,885
Change in net unrealized gain on investment securities
available for sale, net of tax	$(743,873)	$432,121

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

Operating results for the three-month and six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2003.

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

(2)           Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the period.  The Company has no common stock equivalents outstanding.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(3)             Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	2004	2003

Balance at beginning of year	$2,669,204	2,098,691
Amounts charged off	(140,123)	(46,369)
Recoveries on amounts previously charged off	173,274	16,183
Provision for loan losses	180,000	342,000

Balance at June 30	$2,882,355	2,410,505

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

                This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risk and uncertainties.  Although the Corporation believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Corporation operates); competition from other providers of financial services offered by the Corporation; government regulations and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Corporation’s credit customers, all of which are difficult to predict and which may be beyond the control of the Corporation.  The Corporation undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

                Total assets at June 30, 2004 were $247,090,000, representing a $4,866,000 (1.93%) decrease from December 31, 2003.  Deposits decreased $5,278,000 (2.31%) from December 31, 2003.  The decline in deposits is attributable to decreases in time deposit accounts of $13,391,000 and money market accounts of $4,330,000, offset in part by increases in savings accounts of $9,041,000, non interest-bearing checking accounts of $1,042,000, and interest-bearing checking deposits of $2,360,000.  Loans increased $3,187,000 (1.86%) from December 31, 2003. Investment securities decreased $2,859,000 (5.35%) from December 31, 2003.  The allowance for loan losses at June 30, 2004 was $2,882,000, compared to the December 31, 2003 balance of $2,669,204, representing 1.65% of total loans at June 30, 2004, compared to 1.56% of total loans at December 31, 2003. Cash and cash equivalents decreased $4,415,000 from December 31, 2003.

                The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $1,651,000 at June 30, 2004, representing a decrease of $1,512,000 (47.80%) from December 31, 2003.  This decrease is attributable to decreases of  $699,000 in nonaccrual loans, $543,000 in loans more than 90 days past due, $212,000 in other real estate owned, and $58,000 in repossessed collateral.  As a result of the decrease, total nonperforming assets were 0.95% of total loans at June 30, 2004 compared to 1.85% of total loans at December 31, 2003.  Nonperforming assets represented 0.67% of total assets at June 30, 2004, compared to 1.26% of total assets at December 31, 2003.  Nonaccrual loans represented 0.46% of total loans outstanding at June 30, 2004, compared to 0.88% of total loans outstanding at December 31, 2003.  There were no related party loans which were considered to be nonperforming at June 30, 2004.

                At June 30, 2004, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry.  As of June 30, 2004, the Corporation had total commitments for necessary construction and development loans of $71,327,000, of which $43,514,000 was funded and outstanding.  Total funded and unfunded commitment amounts for hotel and motel loans were $25,064,000 at June 30, 2004.  Of the total commitments for hotel and motel loans, $24,818,000 was funded and outstanding at June 30, 2004.  Of the $24,818,000 funded and outstanding balances at June 30, 2004, $5,991,000 was adversely classified by regulatory examiners.  The Corporation monitors these concentrations on a monthly basis.  The primary risks relating to the concentration in the housing industry are a downturn in the economy which would adversely affect construction of new homes and developments of new housing communities and a significant increase in interest rates.  The Corporation’s construction and development lending slowed somewhat during 2003 and the first two quarters of 2004.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.  The Corporation  has established $30,000,000 as the maximum dollar amount of hotel and motel loans that it is willing to fund.

Results of Operations

                Net interest income increased $553,000 (12.70%) in the first six months of 2004 compared to the same period for 2003, primarily as a result of improved margins.  Interest income for the first six months of 2004 was $6,755,000, representing a decrease of $639,000 (8.64%) as compared to the same period in 2003.  Interest expense for the first six months of 2004 decreased  $1,192,000 (39.20%) compared to the same period in 2003.  The decrease in interest income during the first six months of 2004 compared to the same period in 2003 is primarily attributable to a decrease in outstanding loans as well as the effect of lower interest rates earned on outstanding loans offset by a large investment securities portfolio.  The decrease in interest expense is primarily attributable to the payoff of a Federal Home Loan Bank advance of $13,300,000 in August 2003 as well as a decline in interest-bearing deposits.

                The Bank’s net interest margin for the first six months of 2004 was 4.36%, compared to 3.67% for the same time period during 2003.  Yield on interest earning assets for the six-month period ending June 30, 2004 was 5.95%, compared to 6.13% for the six-month period ending June 30, 2003.  Average rate paid on interest bearing liabilities was 1.88% for the six months ending June 30, 2004, compared to 2.90% for the same period during 2003.  The primary reason for the reduction in the rate paid on interest bearing liabilities is the payoff of the Federal Home Loan Bank advance of $13,300,000 which was at a rate of 6.34%.

                The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the six months ended June 30, 2004, the provision for loan losses was $180,000, compared to $342,000 for the same period in 2003.  The decrease in the provision for loan losses is primarily due to a reduction in nonperforming loans, the Bank having net recoveries of $33,000 year-to-date through June 30, 2004, as well as the Bank’s monthly analysis of the loan loss reserve showing adequate levels of reserves for anticipated charge-offs.  This analysis takes into account historical levels of charge-offs for various types of loans as well as the current levels of loans that have been classified as substandard and doubtful by regulatory examiners.  The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

                Other income for the first six months of 2004 decreased $434,000 (26.77%) compared to the first six months of 2003.  This decrease is primarily attributable to a $598,000 decrease in fee income on mortgage loans originated and sold and a decrease in service charges of $42,000 offset by an increase in income and fees from ATM’s of $50,000, gains on the sales of investment securities of $24,000, and gains on the sales of premises and equipment of $120,000.  The decrease in fee income on mortgage loans is due to a decrease in the volume of mortgage loans that the Bank originated during the first six months of 2004 as a result of a slowdown in the demand for refinancing.  This slowdown was anticipated as loan volumes returned to more normal levels coming off of record volumes of loans in the two previous years.  The demand for both purchase money mortgage financing as well as refinancing has slowed to more traditional levels.  The gains on the sales of premises and equipment were a result of the Bank selling two office condominiums which were previously used to house operational support personnel.  The condominiums became expendable upon the completion of an operations center to house all of the Bank’s backroom support personnel.  The operations center was completed and occupied by the Bank during May 2004.  The Bank has a contract for the sale of one remaining condominium at June 30, 2004.  It is anticipated that this sale will close during the third quarter.

                Other expenses for the first six months of 2004 increased $360,000 (9.29%) compared to the first six months in 2003.  The increase is primarily attributable to a $65,000 (2.63%) increase in salaries and benefits expense primarily due to merit increases for employees based on performance and an increase of $119,000 in occupancy and equipment expense primarily due to the completion of the operations center and moving expenses associated with the relocation of employees.

                The Bank’s effective tax rate was 28% and 30% for the six months ended June 30, 2004 and 2003, respectively.

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

                At June 30, 2004, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $19,545,000, indicating that the Bank was asset sensitive.  Rate shock data show that the Bank’s net interest income would increase $25,000 on an annual basis if rates increased 100 basis points, and would decrease $58,000 on an annual basis if rates fell 100 basis points.

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

                The Corporation monitors its liquidity position monthly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreements to repurchase.  At June 30, the Corporation’s liquidity ratio was 16.1%.  This level of liquidity is within the Bank’s stated guidelines of 15-35%.

                The Corporation maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $5,600,000.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at June 30, 2004.

                During the first six months of 2004, cash and cash equivalents decreased $4,415,000 to a total of $13,580,000 at June 30, 2004.  Cash inflows from operations totaled $3,684,000 during the first six months of 2004, while outflows from financing activities totaled $5,423,000, most of which were net deposit decreases during the first six months of  $5,278,000 as well as cash dividends paid during the first six months of 2004 of $899,885.

                Investing activities used $2,676,000 of cash and cash equivalents, consisting of purchases of investment securities of $4,662,000 and purchases of premises and equipment of $1,904,000 as well as net advances of loans to customers of $3,154,000, offset by proceeds from the sales, calls, maturities and paydowns of investment securities totaling $5,406,000.  At June 30, 2004, the Bank had $50,616,000 of investment securities available for sale.

Contractual Obligations and Commitments

                The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  At June 30, 2004, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $38,528,000 and $839,000, respectively.

                Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $38,528,000 does not necessarily represent future cash requirements.  Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.

Capital

                The following tables present Oconee State Bank’s regulatory capital position at June 30, 2004, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at June 30, 2004 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	11.7%
Tier 1 Capital minimum requirement	4.0%

Excess	7.7%

Total Capital, Actual	13.0%
Total Capital minimum requirement	8.0%

Excess	5.0%

Leverage Ratio

Tier 1 Capital to adjusted total assets	8.7%
Minimum leverage requirement	3.0%

Excess	5.7%

Item 3.

CONTROLS AND PROCEDURES

                Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) and pursuant to such evaluation, concluded that our disclosure controls and procedures are effective as of June 30, 2004.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

                         None

Item 3.     Defaults Upon Senior Securities

                         None

Item 4.    Submission of Matters to a Vote of Security Holders

                         (a)   Oconee Financial Corporation’s annual meeting of stockholders was held on May 3, 2004.

                         (b)  The following is a summary of matters submitted to a vote of security holders:

  The election * of the following directors to serve the current year term:
G. Robert Bishop	Henry C. Maxey
Jimmy L. Christopher	Carl R. Nichols
Douglas D. Dickens	Ann B. Powers
Walter T. Evans, Sr.	Jerry K. Wages
John A. Hale	Virginia S. Wells
B. Amrey Harden

A tabulation of votes concerning the above issue is as follows:

Shares voted by proxy in favor	667,696
Shares voted in person in favor	35,553
Shares voted in person against	0
Shares abstained from voting	0

Total shares represented	703,249
Total shares outstanding	899,885

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

Date:      August 16, 2004

By:      /s/ Jerry K. Wages
        Jerry K. Wages
       Senior Executive Vice-President and CFO
       (Principal Accounting Officer)

Date:      August 16 , 2004