Form 10QSB
period 2004-09-30
OCONEE FINANCIAL CORP
filed 2004-11-10
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

706-769-6611
(Telephone Number)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes   ☒                      No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 899,885 shares of Common Stock, par value $2.00, outstanding as of November 10, 2004.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY
INDEX
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) at September 30, 2004 and December 31, 2003	3

	Consolidated Statements of Earnings (unaudited) for the Three Months and the Nine Months
	Ended September 30, 2004 and 2003	4

	Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three Months
	and the Nine Months Ended September 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months
	Ended September 30, 2004 and 2003	6-7

	Notes to Financial Statements (unaudited)	8-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-13

Item 3.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet
September 30, 2004 and December 31, 2003
(Unaudited)

	September 30, 2004	December 31, 2003
Assets

Cash and due from banks, including reserve requirements of $3,419,000 and $3,766,000	$6,546,516	9,206,802
Federal funds sold	-	8,788,000

Cash and cash equivalents	6,546,516	17,994,802

Investment securities available for sale	43,513,744	53,474,899
Other investments	708,629	765,429
Mortgage loans held for sale	641,000	3,162,971

Loans	184,506,052	171,150,798
Less: Allowance for loan losses	2,795,770	2,669,204

Loans, net	181,710,282	168,481,594

Premises and equipment, net	6,118,205	4,521,644
Accrued interest receivable and other assets	3,540,604	3,555,051

Total assets	$242,778,980	251,956,390

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$28,010,388	27,575,073
Interest-bearing	186,576,021	201,045,499

Total deposits	214,586,409	228,620,572

Securities sold under repurchase agreements	1,985,917	898,468
Federal funds purchased	2,368,000	-
Accrued interest payable and other liabilities	1,210,910	1,683,688

Total liabilities	220,151,236	231,202,728

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,885 shares	1,799,770	1,799,770
Additional paid-in capital	4,246,832	4,246,832
Retained earnings	16,043,803	14,161,577
Accumulated other comprehensive income	537,339	545,483

Total stockholders’ equity	22,627,744	20,753,662

Total liabilities and stockholders’ equity	$242,778,980	251,956,390

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months and the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Interest Income:
Loans	$2,842,313	3,084,974	8,481,583	9,562,684
Investment securities:
Tax exempt	198,674	200,879	608,240	575,838
Taxable	302,947	261,398	958,082	698,832
Federal funds sold and other	20,134	60,656	71,055	164,697
Total interest income	3,364,068	3,607,907	10,118,960	11,002,051

Interest Expense:
Deposits	825,854	1,191,778	2,665,554	3,799,850
Other	7,005	132,527	16,222	565,231
Total interest expense	832,859	1,324,305	2,681,776	4,365,081

Net interest income	2,531,209	2,283,602	7,437,184	6,636,970

Provision for loan losses	94,000	171,000	274,000	513,000

Net interest income after provision for loan losses	2,437,209	2,112,602	7,163,184	6,123,970

Other Income:

Service charges on deposit accounts	271,966	263,643	775,095	809,208
Mortgage banking income	96,294	430,994	365,880	1,298,086
Securities gains, net	22,661	-	46,798	-
Gains on sales of premises and equipment	70,501	-	196,621	-
Other operating income	134,313	125,824	398,152	334,177
Total other income	595,735	820,461	1,782,546	2,441,471

Other Expense:
Salaries and other personnel expense	1,245,709	1,182,546	3,777,720	3,649,732
Net occupancy and equipment expense	334,994	247,913	947,220	741,328
Other operating expense	504,086	468,163	1,595,172	1,382,773
Total other expense	2,084,789	1,898,622	6,320,112	5,773,833

Earnings before income taxes	948,155	1,034,441	2,625,618	2,791,608

Income taxes	275,194	311,506	743,392	834,251

Net earnings	$672,961	722,935	1,882,226	1,957,357

Earnings per common share based on average
outstanding shares of 899,885 in 2004 and 2003:	$0.75	0.80	2.09	2.18

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003

Net earnings	$672,961	722,935	1,882,226	1,957,357

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Holding gains (losses) arising during period, net of tax (benefit)
of $441,562, ($335,286), $10,761, and ($70,887)	749,781	(547,975)	20,889	(115,854)
Reclassification adjustments for gains included in net
earnings, net of tax of $8,609, $0, $17,765, and $0	(14,052)	-	(29,033)	-

Total other comprehensive income (loss)	735,729	(547,975)	(8,144)	(115,854)

Comprehensive income	$1,408,690	174,960	1,874,082	1,841,503

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$1,882,226	1,957,357
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	274,000	513,000
Depreciation, amortization and accretion	652,613	356,835
Gain on sale of premises and equipment	(196,621)	-
Gain on sale of investment securities	(46,798)	-
Gain on sale of other real estate owned	(27,906)	-
Change in assets and liabilities:
Interest receivable and other assets	(474,993)	634,270
Interest payable and other liabilities	427,107	(222,846)
Mortgage loans held for sale	2,521,971	3,968,277

Net cash provided by operating activities	5,011,599	7,206,893

Cash flows from investing activities:
Proceeds from sale of investment securities	2,950,468	-
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	14,594,532	36,679,302
Purchases of investment securities available for sale	(7,679,327)	(39,533,894)
Net change in loans	(13,502,688)	4,800,236
Proceeds from sale of premises and equipment	392,532	-
Purchases of premises and equipment	(2,259,134)	(993,439)
Proceeds from sale of other real estate owned	522,331	209,715

Net cash (used) provided by investing activities	(4,981,286)	1,161,920

Cash flows from financing activities:
Net change in deposits	(14,034,163)	15,366,858
Net change in securities sold under repurchase agreements	1,087,449	102,635
Net change in federal funds purchased	2,368,000
Repayment of Federal Home Loan Bank advance	-	(13,300,000)
Dividends paid	(899,885)	(899,885)

Net cash (used) provided by financing activities	(11,478,599)	1,269,608

Net (decrease) increase in cash and cash equivalents	(11,448,286)	9,638,421

Cash and cash equivalents at beginning of period	17,994,802	15,865,399

Cash and cash equivalents at end of period	$6,546,516	25,503,820

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003

Supplemental cash flow information:
Cash paid for interest	$2,772,043	$4,411,626
Cash paid for taxes	$754,000	$949,500

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$781,608	$796,216
Financed sale of other real estate owned	$0	$46,965
Change in dividends payable	$899,885	$899,885
Change in net unrealized gain on investment securities
available for sale, net of tax	$(8,144)	$(115,854)

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

Operating results for the three-month and nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2003.

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

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(3)           Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	2004	2003

Balance at beginning of year	$2,669,204	2,098,691
Amounts charged off	(325,855)	(98,773)
Recoveries on amounts previously charged off	178,421	22,188
Provision for loan losses	274,000	513,000

Balance at September 30	$2,795,770	2,535,106

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

Financial Condition

                Total assets at September 30, 2004 were $242,779,000, representing a $9,177,000 (3.64%) decrease from December 31, 2003.  Deposits decreased $14,035,000 (6.14%) from December 31, 2003.  The decline in deposits is attributable to decreases in time deposit accounts of $10,555,000, money market accounts of $5,065,000, and interest-bearing checking accounts of $4,964,000, offset in part by increases in savings accounts of $6,114,000 and non interest-bearing checking accounts of $435,000.  Loans increased $13,355,000 (7.80%) from December 31, 2003. Investment securities decreased $9,961,000 (18.63%) from December 31, 2003.  The allowance for loan losses at September 30, 2004 was $2,796,000, compared to the December 31, 2003 balance of $2,669,204, representing 1.52% of total loans at September 30, 2004, compared to 1.56% of total loans at December 31, 2003. Cash and cash equivalents decreased $11,448,000 from December 31, 2003.

                The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $3,578,000 at September 30, 2004, representing an increase of $415,000 (13.12%) from December 31, 2003.  This increase is attributable to decreases of  $845,000 in nonaccrual loans and $58,000 in repossessed collateral, offset by increases of $1,228,000 in loans more than 90 days past due and  $89,000 in other real estate owned.  As a result of the increase, total nonperforming assets were 1.94% of total loans at September 30, 2004 compared to 1.85% of total loans at December 31, 2003.  Nonperforming assets represented 1.47% of total assets at September 30, 2004, compared to 1.26% of total assets at December 31, 2003.  Nonaccrual loans represented 0.36% of total loans outstanding at September 30, 2004, compared to 0.88% of total loans outstanding at December 31, 2003.  At September 30, 2004, there was $48,000 of interest accrued on loans more than 90 days past due.  At September 30, the Corporation had $1,812,000 in loans more than 90 days past due.  Of this total, $1,642,000 represents the outstanding balance of the loan.  There were no related party loans which were considered to be nonperforming at September 30, 2004.

                At September 30, 2004, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry.  As of September 30, 2004, the Corporation had total commitments for necessary construction and development loans of $74,871,000, of which $44,893,000 was funded and outstanding.  Total funded and unfunded commitment amounts for hotel and motel loans were $24,919,000 at September 30, 2004.  Of the total commitments for hotel and motel loans, $24,608,000 was funded and outstanding at September 30, 2004.  Of the $24,608,000 funded and outstanding balances at September 30, 2004, $5,986,000 was adversely classified by regulatory examiners.  The Corporation monitors these concentrations on a monthly basis.  The primary risks relating to the concentration in the housing industry are a downturn in the economy which would adversely affect construction of new homes and developments of new housing communities and a significant increase in interest rates.  The Corporation’s construction and development lending slowed somewhat during 2003 and the first three quarters of 2004.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.  The Corporation  has established $30,000,000 as the maximum dollar amount of hotel and motel loans that it is willing to fund.

Results of Operations

                Net interest income increased $800,000 (12.06%) in the first nine months of 2004 compared to the same period for 2003, primarily as a result of improved margins.  Interest income for the first nine months of 2004 was $10,119,000, representing a decrease of $883,000 (8.03%) as compared to the same period in 2003.  Interest expense for the first nine months of 2004 decreased  $1,683,000 (38.56%) compared to the same period in 2003.  The decrease in interest income during the first nine months of 2004 compared to the same period in 2003 is primarily attributable to a decrease in average balances of outstanding loans as well as the effect of lower interest rates earned on outstanding loans offset by higher average balances of investment securities during 2004.  The decrease in interest expense is primarily attributable to the payoff of a Federal Home Loan Bank advance of $13,300,000 in August 2003 as well as a decline in interest-bearing deposits.

                The Bank’s net interest margin for the first nine months of 2004 was 4.42%, compared to 3.70% for the same time period during 2003.  Yield on interest earning assets for the nine-month period ending September 30, 2004 was 5.96%, compared to 6.03% for the nine-month period ending September 30, 2003.  Average rate paid on interest bearing liabilities was 1.83% for the nine months ending September 30, 2004, compared to 2.75% for the same period during 2003.  The primary reason for the reduction in the rate paid on interest bearing liabilities is the payoff of the Federal Home Loan Bank advance of $13,300,000 which was at a rate of 6.34%.

                The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the nine months ended September 30, 2004, the provision for loan losses was $274,000, compared to $513,000 for the same period in 2003.  The provision for loan losses charged to earnings is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses. The amount attributable to each period is dependent upon many factors including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management's assessment of loan portfolio quality, the value of collateral, and economic factors and trends. The evaluation of these factors is performed through an analysis of the adequacy of the allowance for loan losses.

                Reviews of non-performing loans, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a regular basis during the year.  These reviews are performed by the responsible lending officers, as well as an independent loan review firm, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing economic conditions and other factors.

                Other income for the first nine months of 2004 decreased $658,000 (26.96%) compared to the first nine months of 2003.  This decrease is primarily attributable to a $932,000 decrease in fee income on mortgage loans originated and sold and a decrease in service charges of $34,000 offset by an increase in income and fees from ATM’s of $58,000, gains on the sales of investment securities of $47,000, and gains on the sales of premises and equipment of $197,000.  The decrease in fee income on mortgage loans is due to a decrease in the volume of mortgage loans that the Bank originated during the first nine months of 2004 as a result of a slowdown in the demand for refinancing.  This slowdown was anticipated as loan volumes returned to more normal levels coming off of record volumes of loans in the two previous years.  The demand for both purchase money mortgage financing as well as refinancing has slowed to more traditional levels.  The gains on the sales of premises and equipment were a result of the Bank selling three office condominiums which were previously used to house operational support personnel.  The condominiums became expendable upon the completion of an operations center to house all of the Bank’s backroom support personnel.  The operations center was completed and occupied by the Bank during May 2004.

                Other expenses for the first nine months of 2004 increased $546,000 (9.46%) compared to the first nine months in 2003.  The increase is primarily attributable to a $128,000 (3.51%) increase in salaries and benefits expense primarily due to merit increases for employees based on performance and an increase of $206,000 in occupancy and equipment expense primarily due to the completion of the operations center and moving expenses associated with the relocation of employees.

                The Bank’s effective tax rate was 28% and 30% for the nine months ended September 30, 2004 and 2003, respectively.  The reduction in the Company’s effective tax rate is due to a higher level of nontaxable interest.

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

                At September 30, 2004, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $86,335,000, indicating that the Bank was asset sensitive.  Rate shock data show that the Bank’s net interest income would increase $374,000 on an annual basis if rates increased 100 basis points, and would decrease $379,000 on an annual basis if rates fell 100 basis points.

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

                The Corporation monitors its liquidity position daily and performs a detailed analysis of its liquidity position monthly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreements to repurchase.  At September 30, the Corporation’s liquidity ratio was 12.1%.  This level of liquidity is not within the Bank’s stated guidelines of 15-25%, however, the Bank has taken steps to raise this ratio to a level that is within the guidelines.  Steps that have been taken subsequent to the end of the quarter include securing a commitment to deliver brokered certificates of deposits of approximately $5,000,000 as well as increasing interest rates on certificates of deposits in an effort to attract additional funds.

                The Corporation maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $5,600,000.  At September 30, 2004, the Company had Federal Funds advances of $2,368,000 outstanding.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at September 30, 2004.

                During the first nine months of 2004, cash and cash equivalents decreased $11,448,000 to a total of $6,547,000 at September 30, 2004.  Cash inflows from operations totaled $5,012,000 during the first nine months of 2004, while outflows from financing activities totaled $11,479,000, most of which were net deposit decreases during the first nine months of  $14,034,000 as well as cash dividends paid during the first nine months of 2004 of $899,885.

                Investing activities used $4,981,000 of cash and cash equivalents, consisting of purchases of investment securities of $7,679,000 and purchases of premises and equipment of $2,259,000 as well as net advances of loans to customers of $13,503,000, offset by proceeds from the sales, calls, maturities and paydowns of investment securities totaling $17,545,000.  At September 30, 2004, the Bank had $43,514,000 of investment securities available for sale.

Contractual Obligations and Commitments

                The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  At September 30, 2004, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $32,745,000 and $807,000, respectively.

                Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $32,745,000 does not necessarily represent future cash requirements.  Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.

Capital

                The following tables present the Bank’s regulatory capital position at September 30, 2004, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at September 30, 2004 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	11.1%
Tier 1 Capital minimum requirement	4.0%

Excess	7.1%

Total Capital, Actual	12.3%
Total Capital minimum requirement	8.0%

Excess	4.3%

Leverage Ratio

Tier 1 Capital to adjusted total assets	9.1%
Minimum leverage requirement	3.0%

Excess	6.1%

Item 3.

CONTROLS AND PROCEDURES

                Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) and pursuant to such evaluation, concluded that our disclosure controls and procedures are effective as of September 30, 2004.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

                There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Item 1.     Legal Proceedings

                         None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

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

          OCONEE FINANCIAL CORPORATION

By:  /s/ B. Amry Harden
       B. Amrey Harden, President and CEO
       (Principal Executive Officer)

 Date:      November 10, 2004

By:   /s/ Jerry K. Wages
        Jerry K. Wages
       Senior Executive Vice-President and CFO
       (Principal Accounting Officer)

Date:      November 10, 2004