Form 10KSB
period 2004-12-31
OCONEE FINANCIAL CORP
filed 2005-03-31
CIK 1076691

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2004
☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number 000-25267

Oconee Financial Corporation
(Name of Small Business Issuer in its charter)

Georgia	58-2442250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 North Main Street, Watkinsville, Georgia 30677-0205
(Address of principal executive office) (Zip Code)

Issuer’s telephone number, including area code:  (706) 769 -6611

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

State issuer’ s revenues for its most recent fiscal year.  $15,902,919

State the aggregate book value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 30, 2005: 521,917 shares of common stock $2.00 par value (the “Common Stock”), with an aggregate value of $13,115,774 (based on approximate book value of Common Stock).

State the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date. As of March 30, 2005, there were issued and outstanding 899,885 shares of Common Stock, par value $2.00 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2005 annual meeting of shareholders are incorporated by reference into Part III.

Transitional Small Business Disclosure format.   Yes  ☐      No  ☒

PART I

ITEM 1.                DESCRIPTION OF BUSINESS.

General

Oconee Financial Corporation (“Oconee”), a registered bank holding company, was incorporated under the laws of the State of Georgia in 1998 and commenced operations by acquiring 100% of the outstanding shares of Oconee State Bank (the “Bank”) effective January 1, 1999.  All of Oconee’s activities are currently conducted by its wholly owned subsidiary, the Bank, which was incorporated as a bank under the laws of the State of Georgia in 1959.  At December 31, 2004, Oconee had approximately 670 holders of record of Common Stock, its only class of equity securities.

At December 31, 2004, the Bank’s total assets were $256,865,000, compared to $251,956,000 at year-end 2003.  Over the past 5 years, total assets of the Bank have grown by $104,726,000, representing an increase of 68.8%.

Services

The Bank is a community oriented, full-service commercial bank, headquartered in Oconee County, Georgia with five full-service banking offices and seven automated teller machines (ATMs).  The Bank places an emphasis on retail and small business banking, and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, safe deposit facilities, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, offers lines of credit, VISA and MasterCard accounts, and provides a variety of other banking services.

Markets

The Bank operates primarily in Oconee and Athens-Clarke counties in Georgia.  The Bank’s secondary market is defined as those counties contiguous to Oconee County, which include Clarke, Greene, Morgan, Walton, Barrow, and Oglethorpe, as well as Madison County, which is not contiguous to Oconee County, but is a part of the Athens Metropolitan Statistical Area.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses.  At December 31, 2004, the Bank’s deposit base totaled $231,753,000 and consisted of the following types of accounts:

	Amount	Percentage

Non-interest bearing demand deposits	$29,215,000	12.6%

Interest-bearing NOW accounts	43,717,000	18.9%
Money market deposit accounts	18,058,000	7.8%
Savings deposits	54,780,000	23.6%
Time deposits less than $100,000	54,983,000	23.7%
Time deposits of $100,000 or more	22,028,000	9.5%
Individual Retirement Accounts	8,972,000	3.9%
Total Deposits	$231,753,000	100.0%

Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans

The Bank makes both secured and unsecured loans to individuals and businesses.  At December 31, 2004, the Bank’s loan portfolio totaled $186,065,000, consisting of the following categories of loans:

	Amount	Percentage

Loans secured by real estate	$154,087,000	82.8%
Agricultural production & loans to farmers	222,000	0.1%
Commercial and industrial loans	21,403,000	11.5%
Credit cards and related plans	879,000	0.5%
Consumer loans (excluding credit cards)	9,481,000	5.1%
LESS: Unearned income	(7,000)	0.0%
Total Loans Net of Unearned Income	$186,065,000	100.0%

The following table shows the amounts and growth for loans, deposits, capital, and total assets at December 31, for the years ended 1999-2004 (dollar amounts are in millions):

	2004	2003	2002	2001	2000	1999	5-Year Growth
Loans	$186.1	$171.2	$179.6	$151.3	$123.3	$93.3	$92.8
Deposits	231.8	228.6	211.4	179.7	150.5	136.5	95.3
Capital	22.3	20.8	19.0	16.8	15.1	13.0	9.3
Total Assets	256.9	252.0	246.6	212.5	181.9	152.1	104.8

As of December 31, 2004, the Bank had concentrations of loans to the housing industry and to the hotel and motel industry.  Outstanding loans secured by the housing and hotel and motel industries totaled $71,959,000, which represented 38.7% of the Bank’s loan portfolio at December 31, 2004.  At year-end 2004, total outstanding balances and commitments for development and construction loans were $73,840,000, which represented 39.7% of the Bank’s total loans and 339.0% of the Bank’s Tier 1 equity capital.  The Bank’s established guideline for this concentration is to be at a balance that represents less than 425% of Tier 1 equity capital.  Demand for single family contract construction, as well as acquisition and development lending, remains solid due to low interest rates and the desirability of living in Oconee County, which have fueled demand for new housing and new subdivisions in the area.  The traffic and expansion associated with Georgia Highway 316 and Highway 441 may continue to encourage further housing growth, resulting in the Bank’s continued concentration of loans to this industry.  At year-end 2004, total outstanding balances and commitments for hotel and motel loans were $22,591,000, which represented 12.1% of the Bank’s total loans and 103.7% of the Bank’s Tier 1 equity capital.  The Bank’s established guideline for this concentration is to be at a balance that represents less than 200% of Tier 1 equity capital.  Due to the current economic environment and its effects on the travel industry, the Bank does not anticipate any additional loan growth in this area.

Lending Policy

The current lending policy of the Bank is to offer consumer, real estate, and commercial credit services to individuals and entities that meet the Bank’s credit standards.  Throughout the lending decision, the customer’s credit worthiness is examined through various credit bureau reports on the borrower’s credit history as well as the borrower’s credit history at the Bank. On commercial loans greater than $200,000, a written financial statement and cash flow analysis is required to determine if the borrower has the ability to repay the debt from primary sources of income. In addition, collateral adequacy is examined to determine whether or not the collateral would be sufficient to cover any of the Bank’s risk exposure in the event that the Bank is required to rely on the liquidation of the collateral as a secondary source of repayment. The Bank provides each lending officer with written guidelines for lending activities to ensure that the Bank’s policies and procedures are followed consistently.  Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which he can make to a single borrower or a related group of borrowers.

The Board of Directors of the Bank is responsible for approving and monitoring the loan policy, providing guidance and counsel to all lending personnel and approving all extensions of credit over $500,000, primarily through the Loan Committee of the Board of Directors. This committee convenes weekly to review and approve any loans over $500,000 and also to review nonperforming loans and potential problem loans.

Loan Review and Non -Performing Assets

The Bank periodically reviews its loan portfolio to determine deficiencies and corrective action to be taken.  Senior lending officers conduct reviews of borrowers with total direct and indirect indebtedness of $1,000,000 or more and closely monitors all past due loans.  Past due loans are reviewed at least weekly by lending officers, and a summary report is reviewed monthly by the Board of Directors of the Bank.  The Board of Directors of the Bank reviews all loan relationships over $1,000,000, whether current or past due, at least once annually.  In addition, the Bank maintains internal classifications of potential problem loans.  The Bank also utilizes an independent external loan review specialist to review all outstanding debt from customers exceeding $1,000,000 as well as a sampling of loan relationships with balances below $1,000,000.

The portion of loans that are not supported by collateral are typically charged off when the loan reaches a past due status of 120 days.  Exceptions to this involve customers with fully-secured loans who have begun bankruptcy proceedings, as well as loans on which the Bank has begun foreclosure or other steps of collection, under which circumstances the loans are placed in nonaccrual status. Other exceptions involve loans which are technically past due but in the process of renewal.

Investment Policy

The Bank’s investment policy provides guidelines for determining permissible investments in the investment portfolio, credit criteria and quality ratings, the desired mix among those investments, and preferred maturity distribution of the portfolio.  The Bank’s five objectives concerning its investment portfolio require balancing the Bank’s goals with respect to asset/liability management, profitability, liquidity, pledging, and local community support.  The Bank’s President/CEO and Senior Executive Vice President/CFO are authorized to buy and sell securities according to criteria set forth in the investment policy.  Individual transactions, portfolio composition, and performance are reviewed by the Bank’s Investment and Asset/Liability Management Committee and the full Board of Directors of the Bank on a monthly basis.  The investment policy is reviewed annually by the Bank’s Board of Directors.

Generally, the Bank places all securities in the Available for Sale portfolio.  As of December 31, 2004, investment securities totaled $46,732,000.

The primary risks in the Bank’s securities portfolio consist of two types:

(1)
Credit risk, or the risk of default of the issuer.  Treasury and government agency securities comprised 60.6% of the portfolio; therefore the credit risk is primarily limited to the risk of default of the U.S. Government and its agencies.  State, County, and Municipal bonds represent 36.2% of the portfolio with the credit risk limited to the risk of default of the issuing municipality.  Other debt securities comprised 3.2% of the portfolio with the credit risk being the risk of default of the issuer of the debt security.

(2)

Interest rate risk, or the risk of adverse movements in interest rates on the value of the portfolio.  In general, a rise in interest rates will cause the value of the Bank’s securities portfolio to decline.  The longer the maturity of an individual security, the greater the effect of change in interest rate on its value.  For a discussion of the Bank’s interest rate risk management policies and management, see “Management’s Discussion and Analysis of Financial Condition and Plan of Operation for the Years Ended December 31, 2004 and 2003 - Asset/Liability and Interest Rate Sensitivity Management.”

Competition

The Bank competes in Oconee County with six other commercial banks.  With three full-service and one limited banking office within Oconee County, the Bank is the market leader in Oconee County in terms of assets, deposit size, facility locations, and market coverage.

The Bank also competes in Athens-Clarke County.  There are eleven other commercial banks in Athens-Clarke County, six of which have offices in Oconee County.  As of June 30, 2004, the other eleven banks located in Athens-Clarke County held deposits totaling $1,532,676,000.  The Bank’s physical presence in Athens-Clarke County is limited to one full-service branch, a full-service in-store branch in the East Athens Wal-Mart Supercenter, and one ATM, located in Jimbo’s Convenience Store.

The following table shows deposits by financial institution along with market share in Oconee County for the period ended June 30, 2004 (Dollar amounts are in thousands):

	Total Deposits	Market Share
Athens First Bank & Trust Company	$77,013	18.7%
Bank of America, N.A.	21,680	5.3%
Community Bank & Trust	2,665	0.7%
First American Bank & Trust Company	14,303	3.5%
North Georgia Bank	81,850	19.8%
Oconee State Bank	208,052	50.5%
SunTrust Bank, N.A.	6,172	1.5%
Total Deposits	$411,735	100%

In addition to the Bank’s competition in Oconee County and Athens-Clarke County, the Bank competes with commercial banks, thrifts, and various other financial institutions and brokerage firms located in Northeastern Georgia counties outside of its primary and secondary market areas.  To a lesser extent, the Bank also competes for deposits and loans with credit unions and for loans with insurance companies, small loan or finance companies, and certain governmental agencies.

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

Supervision and Regulation

The following is an explanation of the supervision and regulation of Oconee and the Bank as financial institutions. This explanation does not purport to describe state or federal supervision and regulation of general business companies.

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

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking, the Gramm-Leach-Bliley Act became effective in 2000 and relaxed the previous limitations, permitting bank holding companies to engage in a broader range of financial activities.  Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  Among the activities that are deemed “financial in nature” are:

•	lending, exchanging, transferring, investing for others or safeguarding money or securities;

•	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

•	providing financial, investment, or economic advisory services, including advising an investment company;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

•	underwriting, dealing in or making a market in securities.

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

The payment of dividends by Oconee and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Bank.  At December 31, 2004, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $1,281,000.  For 2004, Oconee’s cash dividend payout to stockholders was 35.6% of net income.

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

The FDIC regulations implementing the “prompt corrective action” provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Under the FDIC’s regulations, the Bank was a “well capitalized” institution at December 31, 2003 and December 31, 2004.

Set forth below are pertinent capital ratios for the Bank as of December 31, 2004 and 2003:

Minimum Capital Requirement		The Bank
	2004		2003
Total Capital to Risk Weighted Assets: 8%(1)	12.0%		12.6%
Tier One Capital to Risk Weighted Assets: 4%(2)	10.8%		11.3%
Leverage Ratio (Tier One Capital to Average Total Assets): 4% (3)	8.5%		8.0%

__________________________

(1)   Minimum required ratio for “well capitalized” banks is 10%
(2)   Minimum required ratio for “well capitalized” banks is 6%
(3)   Minimum required ratio for “well capitalized” banks is 5%

Loans. Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. The Bank adopted the federal guidelines as their maximum allowable limits in 2001; however, policy exceptions are permitted for real estate loan customers with justification.

Transactions with Affiliates. Under federal law, all transactions between and among a state nonmember bank and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder as interpreted by the FDIC. Generally, these requirements limit these transactions to a percentage of the bank’s capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The FDIC is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a bank. The regulations also set forth various reporting requirements relating to transactions with affiliates.

Financial Privacy. In accordance with the Gramm-Leach-Bliley Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the “USA Patriot Act”) imposed significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to United and the Banks. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputation-related consequences for the institution.

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

Employees

At December 31, 2004, the Bank had 76 full-time employees and 32 part-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are generally good.

ITEM 2.                DESCRIPTION OF PROPERTIES.

The Bank operates five full-service banking offices, one limited service banking office and two support services spaces as follows:

(1)	Main Office 35 North Main Street Watkinsville, Georgia 30677

(2)	Bogart Branch U.S. Highway 78 Bogart, Georgia 30622

(3)	Friendship Branch 8811 Macon Highway Athens, Georgia 30606

(4)	Mortgage Department/Operations Annex (Limited Service/Support Offices for Main Office) Condominium Units 10 and 12 Durham Street Watkinsville, Georgia 30677

(5)	Athens Branch 500 North Milledge Avenue Athens, Georgia 30605

(6)	East Athens Wal-Mart Supercenter (In-Store Full Service Branch) 4375 Lexington Road Athens, Georgia 30605

(7)	Operations Center 7920 Macon Highway Watkinsville, Georgia 30677

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

The Bank owns two office condominium units adjacent to and behind its main office in Watkinsville.  The units are numbered 10 and 12 on Durham Street in Watkinsville, Georgia. Each unit contains 1,180 square feet on the ground floor and 450 square feet on the second floor, for a total of 1,630 square feet per unit or 3,260 square feet for all units owned.  Unit 10 houses the Bank’s mortgage loan department.  Unit 12 houses the Bank’s Chief Lending Officer and his support staff.

In May of 2004, the Bank relocated its operations personnel into its Operations Center located at 7920 Macon Highway in Watkinsville, Georgia and subsequently sold the three office condominium units that formerly housed the operations personnel.  The building is approximately 60,000 square feet and is divided into three equally sized bays, and is located on approximately 10 acres of land.  The Bank renovated one of the bays to house personnel in the human resources, deposit operations, information technology, loan operations, compliance and accounting departments.  The other two bays are available for the Bank to lease to other companies.  Currently, one of the bays is leased to Fibervisions, Inc.

Except as described below, all of the properties referenced previously are owned by Oconee.

The Athens Branch is located at 500 North Milledge Avenue in Athens, Georgia.  The branch is a 2,000 square foot building that houses one commercial loan officer and one mortgage loan originator, along with their support staff, as well as staff members dedicated to the deposit transaction function.  The branch is leased by the Bank.  The lease was renewed in July of 2003 and has a term of two years at a monthly rate of $2,205.00.

The Bank leases space in the Wal-Mart Supercenter Store No. 2811 located at 4375 Lexington Road in Athens, Georgia from Wal-Mart Stores East, Inc.  This branch is located in a 695 square foot leased space inside the store.  The lease was entered into in January of 2000 for a five year term. The bank renewed this lease in January of 2005 for an additional five years at a monthly rate of $3,312.50.

In addition, two parking lots adjacent to the main office are leased and provide additional parking for employees.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Markets For Capital Stock

Oconee Common Stock is not traded on any established public trading market.  Management is aware of 35 trades of Oconee Common Stock in 2004, aggregating 1,980 shares in blocks ranging from 1 to 300 shares at prices ranging from $72.00 to $85.00 per share.  Management is aware of 49 trades of Oconee Common Stock in 2003, aggregating 3,841 shares in blocks ranging from 2 to 1,000 shares at prices ranging from $50.00 to $75.00 per share.

Holders

As of December 31, 2004, there were 670 holders of record of Common Stock.

Dividends

In 2004 and 2003, Oconee declared cash dividends of $1.00 per share payable to shareholders of record on December 31 of each year.  Cash dividends for 2004 represented a payment of 35.6% of net income for the year compared to 33.6% for 2003.  While Oconee intends to continue paying cash dividends on an annual basis, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by Oconee’s Board of Directors consideration of various factors, which may include Oconee’s financial condition and results of operations, investment opportunities available to Oconee, capital requirements, tax consideration and general economic conditions.  See “Supervision and Regulation - Payment of Dividends.”

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003.

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report to Shareholders.

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

Selected Financial Information

	2004	2003	2002	2001	2000
	(Amounts in thousands, except per share data)
Net interest income	$10,003	9,033	8,665	8,022	7,887
Other operating income	$2,217	3,003	2,504	1,922	1,377
Provision for loan losses	$394	645	555	300	387
Net income	$2,531	2,678	2,612	2,393	2,467
Net income per common share	$2.81	2.98	2.90	2.66	2.74
Total assets	$256,865	251,956	246,286	212,524	181,925
Cash dividends declared per common share	$1.00	1.00	1.00	1.00	1.10

RESULTS OF OPERATIONS

Net Interest Income

The Company’s earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense that is paid on deposit and other liabilities.

Net interest income in 2004, which was $10,003,000, increased by $970,000, or 9.7%, over 2003. Net interest income improved as a result of a decrease in interest income of $784,000 outpaced by a decrease in interest expense of $1,754,000. These decreases were due primarily to a decrease in average interest-earning assets of $11,348,000 in 2004 as compared to 2003. Average balances in Federal funds sold during 2004 were $8,737,000 lower than 2003 levels. This decrease is due to the Bank’s efforts to build up Federal funds sold during 2003 in order to repay a Federal Home Loan Bank advance of $13,300,000 that matured in August 2003. Average loans outstanding during 2004 were $4,484,000 lower than 2003. Although year-end totals for loans show an increase of $14,914,000, the average balance was lower due to the fact that the majority of this loan increase occurred during the third and fourth quarter of 2004. The decrease in interest expense is primarily due to a $1,135,000 decrease in interest expense on time deposits and a decrease of $553,000 in interest expense on Federal Home Loan Bank advances. The decrease in interest expense on time deposits is a result of average balances in time deposits decreasing $14,903,000 from 2003 to 2004. The decrease in interest expense on Federal Home Loan Bank advances is due to the full repayment of the $13,300,000 advance in August 2003.

Net interest income in 2003, which was $9,033,000, increased by $368,000, or 4.2%, over 2002. Net interest income improved as a result of a decrease in interest income of $454,000 offset by a decrease in interest expense of $822,000. The decrease in interest income was due primarily to a decrease in interest income on loans as a result of a lower interest rate environment. The decrease in interest expense was a result of lower interest rates being paid on interest-bearing deposits as well as a reduction in interest expense on a Federal Home Loan Bank advance which was paid in full in August, 2003.

Table 1 sets forth the average balance for each category of interest-earning assets and interest-bearing liabilities and the average rate of interest earned or paid thereon for the years ended December 31, 2004, 2003 and 2002. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net yield on average total interest-earning assets for the same periods. Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported. Loan fees of $437,000, $647,000 and $605,000 are included in the yields for 2004, 2003 and 2002, respectively. Yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Table 1

Average Balance Sheets and Interest Rates
	For the Years Ended December 31,

	2004			2003			2002

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest earning assets:
Investment securities:
Taxable	$30,278,801	$1,165,597	3.85%	$29,174,332	$972,110	3.33%	$17,651,461	991,561	5.62%
Non-taxable	16,617,082	801,396	4.82%	16,534,171	786,847	4.76%	14,411,069	713,056	4.95%
Other Investment Securities	2,222,672	109,441	4.92%	1,536,662	68,662	4.47%	1,265,429	64,218	5.07%
Federal funds sold	7,448,265	100,011	1.34%	16,185,123	169,988	1.05%	6,564,956	104,368	1.59%
Loans (including loan fees)	178,449,084	11,509,253	6.45%	182,933,219	12,472,490	6.82%	174,482,281	13,050,387	7.48%
Total interest-earning assets	235,015,904	13,685,698	5.82%	246,363,507	14,470,097	5.87%	214,375,196	14,923,590	6.96%
Allowance for loan losses	(2,803,003)			(2,376,496)			(1,974,230)
Cash and due from banks	7,245,501			7,000,382			6,132,989
Other assets	10,029,256			8,740,202			6,630,985
Total assets	$249,487,658			$259,727,595			$225,164,940
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$57,964,350	$615,260	1.06%	$56,018,253	$768,243	1.37%	$50,959,946	$887,176	1.74%
Savings	56,318,461	911,977	1.62%	47,182,345	831,956	1.76%	27,015,213	609,431	2.26%
Time	81,578,878	2,132,542	2.61%	96,482,324	3,267,922	3.39%	89,334,650	3,885,384	4.35%
Federal Funds Purchased	35,669	1,508	4.23%	-	-	-	4,595	78	1.70%
Federal Home Loan Bank Advances	-	-	-	8,599,452	552,778	6.43%	13,300,000	854,931	6.43%
Securities sold under repurchase agreements	1,445,658	21,820	1.51%	897,839	15,920	1.77%	983,599	21,820	2.22%
Total interest bearing liabilities	197,343,016	3,683,107	1.87%	209,180,213	5,436,819	2.60%	181,598,003	6,258,820	3.45%
Non-interest bearing deposits	29,102,010			28,432,352			23,713,917
Other liabilities	1,198,398			1,838,430			1,544,138
Total liabilities	227,643,424			239,450,995			206,856,058
Stockholders’ equity	21,844,234			20,276,600			18,308,882
Total liabilities and stockholders’ equity	$249,487,658			$259,727,595			$225,164,940
Excess of interest-bearing assets over interest-bearing liabilities	$37,672,888			$37,183,294			$32,777,193
Ratio of interest-earning assets to interest -bearing liabilities	119.09%			117.78%			118.05%
Net interest income		$10,002,591			$9,033,278			$8,664,770
Net interest spread			3.95%			3.27%			3.51%
Net interest yield on interest earning assets			4.26%			3.67%			4.04%

The changes in interest income and interest expense can result from variances in both volume and rates. Table 2 presents the impact of the Company’s net interest income resulting from changes in average balances and average rates for the period indicated. The changes in interest due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Table 2
Volume-Rate Analysis

	2004 over 2003 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Taxable	$232,617	$(39,130)	$193,487
Non-taxable	(28,639)	43,188	14,549
Other investment securities	13,294	27,485	40,779
Federal funds sold	(91,761)	21,784	(69,977)
Loans (including loan fees)	(726,240)	(236,997)	(963,237)
Total interest earning assets	(600,729)	(183,670)	(784,399)
Interest expense on:
Deposits:
Interest bearing demand	(47,801)	(105,182)	(152,983)
Savings	161,095	(81,074)	80,021
Time	(500,771)	(634,609)	(1,135,380)
Securities sold under repurchase agreements	69,139	(63,239)	5,900
Federal Funds purchased	1,508	-	1,508
Federal Home Loan Bank Advances	(552,778)	-	(552,778)
Total interest bearing liabilities	(869,608)	(884,104)	(1,753,712)
Net interest income	$268,879	$700,434	$969,313

Table 2
Volume-Rate Analysis (continued)
	2003 over 2002 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Taxable	$361,419	$(380,870)	$(19,451)
Non-taxable	87,253	(13,462)	73,791
Other investment securities	24,407	(19,963)	4,444
Federal funds sold	152,939	(87,319)	65,620
Loans (including loan fees)	611,418	(1,189,315)	(577,897)
Total interest earning assets	1,237,436	(1,690,929)	(453,493)
Interest expense on:
Deposits:
Interest bearing demand	80,141	(199,074)	(118,933)
Savings	454,947	(232,422)	222,525
Time	319,408	(936,870)	(617,462)
Securities sold under repurchase agreements	8,175	(14,075)	(5,900)
Federal Funds purchased	(78)	-	(78)
Federal Home Loan Bank Advances	(302,153)	-	(302,153)
Total interest bearing liabilities	560,440	(1,382,441)	(822,001)

Net interest income	$676,996	$(308,488)	$368,508

Provision for Loan Losses

Provisions for loan losses are charged to income in order to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on factors such as management’s judgment as to potential losses within the Company’s loan portfolio including the valuation of impaired loans, loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies and management’s assessment of the quality of the loan portfolio and general economic climate.

The provision for loan losses in 2004 was $394,000 compared to $645,000 in 2003. The decrease in the provision for loan losses was primarily attributable to a build-up of reserves during 2003 as a result of increases in loans that were classified as substandard or doubtful during 2003.

The allowance for loan losses represented approximately 1.36% of total loans outstanding at December 31, 2004 compared to 1.56% at December 31, 2003. Net charge-offs for 2004 were $532,000 compared to $75,000 during 2003. Net charge-offs as a percentage of the provision for loan losses were 135.0% and 11.6% for the years ended December 31, 2004 and 2003, respectively. The increase in net charge-offs for 2004 was a primarily attributable to four large charge-offs totaling $557,000.

A management loan review function is utilized by the Company which is supplemented by the use of an outside loan review specialist. In addition to reviews by senior lending officers, all relationships of $1,000,000 or more are reviewed annually by the outside loan review specialist, as well as a sampling of relationships between $200,000 and $999,999. Loans are placed into various loan grading categories which assist management in developing lists of potential problem loans. These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. Management believes that these levels of allowance are appropriate based upon the Company’s loan portfolio and current economic conditions.

The provision for loan losses in 2003 was $645,000 compared to $555,000 in 2002. The increase in the provision for loan losses was primarily attributable to the need for a higher provision due to an increase in loans that were classified as substandard or doubtful by examiners during 2003. The allowance for loan losses represented approximately 1.56% of total loans outstanding at December 31, 2003 compared to 1.17% at December 31, 2002. Net charge-offs for 2003 were $75,000 compared to $268,000 during 2002.

Non-Interest Income

Other income of $2,217,000 in 2004 decreased from 2003 by $786,000 or 26.2% due primarily to a decrease of $1,050,000 in mortgage banking income, offset by an increase in miscellaneous income of $250,000 and an increase in gains on sales of investment securities of $47,000. The decrease in mortgage banking income reflects an expected return of mortgage loan demand to historical levels as compared to the previous two years as a result in the lessened demand for refinancing of mortgage loans. The increase in miscellaneous income is primarily due to the gains on the sales of three office condominium units totaling $195,000. The condominiums were sold when they were vacated by the Bank’s operations and support personnel upon their move to the Operations Center in May.

Other income of $3,003,000 in 2003 increased from 2002 by $499,000 or 19.9% due primarily to an increase in mortgage banking income of $369,000 or 33.0% along with an increase of $55,000 or 5.5% in service charges on deposit accounts. Mortgage banking income increased because of continued strong demand for refinancing of existing mortgage loans due to low interest rates. Mortgage loan volume was $59,359,000 and $72,965,000 for the years ended December 31, 2002 and 2003, respectively. Service charges on deposit accounts increased because of growth in the number of the Bank’s deposit accounts. Demand for mortgage loans slowed during the final three months of 2003 but mortgage loan volume returned to historical levels during 2004.

Non-Interest Expense

Other expenses of $8,281,000 in 2004 increased by $634,000 or 8.3% over 2003. The increase in other expenses is primarily attributable to increases in occupancy and furniture and equipment expense of $257,000, outside service fees of $127,000 and salaries and employee benefits expense of $98,000. The increase in occupancy and furniture and equipment expense is primarily attributable to expenses associated with the Bank’s new Operations Center, which was completed and began operating during 2004. The increase in outside service fees is primarily attributable to an increase in ATM processing fees as a result of a new contract that was entered into during late 2003. The increase in salaries and employee benefits expense is primarily due to merit increases for employees.

Other expenses of $7,647,000 in 2003 increased by $798,000 or 11.7% over 2002. The increase in other expenses was primarily attributable to an increase in salaries and employee benefits expense of $442,000 or 10.3%. This increase was primarily attributable to an increase in compensation earned by the Bank’s commission-based mortgage loan originator and merit increases for existing employees. Also, other operating expenses increased by $235,000 or 14.3% primarily due to a $93,000 increase in outside service fees and an increase of $79,000 in loan collection expenses.

Income Tax Expense

The Company’s effective tax rates were 29%, 28% and 31% for the years ended December 31, 2004, 2003, and 2002, respectively. The decrease in 2003 was due to a State of Georgia retraining tax credits that the Bank received as a result of training staff members on various technology initiatives.

ANALYSIS OF FINANCIAL CONDITION

Summary

During 2004, average total assets decreased $10,240,000 (3.9%) from 2003. Average deposits decreased $3,151,000 (1.4%) in 2004 from 2003. Average loans decreased $4,484,000 (2.5%) in 2004 over 2003. Although average balances show declines in 2004, year-end balances reflect increases due to strong growth during the final two quarters of 2004.

Year-end balances at December 31, 2004 and 2003 reflect an increase in total assets of $4,909,000 (1.9%) from 2003 to 2004. Total deposits increased $3,132,000 (1.4%) from 2003 to 2004. Total loans increased $14,914,000 (8.7%) from 2003 to 2004. Time deposits decreased $3,150,000 (3.5%) from 2003 to 2004 while all other deposit accounts increased $6,282,000 (4.5%) from 2003 to 2004.

Investment Securities

All of the Company’s investment securities are held in the available-for-sale (“AFS”) category. At December 31, 2004, the market value of AFS securities totaled $46,732,000, compared to $53,475,000 and $38,899,000 at December 31, 2003 and 2002, respectively. The decrease in investment securities from 2003 to 2004 is due to maturities within the portfolio during 2004 that were reinvested in higher-yielding loans as opposed to investment securities. Table 3 presents the market value of the presently held AFS securities for the years ended December 31, 2004, 2003 and 2002.

Table 3
Investment Portfolio

	2004	2003	2002
Available for sale
State, county and municipal	$16,901,346	$18,165,794	$14,786,132
United States Treasuries and Government agencies	17,670,308	19,300,929	15,099,712
Mortgage-backed	10,662,410	14,508,176	8,513,393
Other debt securities	1,497,500	1,500,000	500,000
Totals	$46,731,564	$53,474,899	$38,899,237

The composition of the investment securities portfolio reflects the Company’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Table 4 presents the AFS securities held by the Company by maturity category at December 31, 2004. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity and yields are not calculated on a tax equivalent basis. Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

Table 4
Maturity Distribution and Weighted Average Yield on Investments (1)

	U.S. Treasuries & Government Agencies	Mortgage Backed Securities (2)	State, County and Municipal	Other Debt Securities	Weighted Average Yields

Within 1 year	$4,010,220	$-	$-	$-	2.17%
After 1 through 5 years	3,488,438	-	1,744,822	-	4.23%
After 5 through 10 years	4,682,609	5,345,519	5,376,954	997,500	3.97%
After 10 years	5,489,041	5,316,891	9,779,570	500,000	4.75%
Totals	$17,670,308	$10,662,410	$16,901,346	$1,497,500

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
(2)	These securities are government guaranteed securities. Mortgage-backed securities provide a cash flow of principal and interest over time that is not reflected in this table.

Loans

The loan portfolio is the largest category of the Company’s earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans and consumer loans. The Company conducts primary lending through its branches in Oconee and Athens-Clarke counties, Georgia, while its secondary lending market consists of those counties contiguous with Oconee County, including Clarke, Greene, Morgan, Walton, Barrow and Oglethorpe, and to Madison County, which is not contiguous to Oconee County, but is part of the Athens Standard Metropolitan Statistical Area.

The composition of the Company’s loan portfolio is presented in Table 5.

Table 5
Loan Portfolio

	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$21,625,371	$21,208,190	$21,466,048	$18,154,481	$16,487,028
Real estate - construction	55,157,066	43,831,025	51,268,113	45,386,203	29,663,443
Real estate - mortgage	98,929,804	94,266,400	93,464,207	74,130,798	64,214,266
Consumer	10,353,250	11,845,183	13,354,030	13,615,861	12,976,318
	186,065,491	171,150,798	179,552,398	151,287,343	123,341,055

Less: Allowance for loan losses	(2,531,330)	(2,669,204)	(2,098,691)	(1,812,041)	(1,807,671)
Loans, net	$183,534,161	$168,481,594	$177,453,707	$149,475,302	$121,533,384

As of December 31, 2004, loans outstanding were $183,534,000, an increase of $15,052,000 or 8.9% over the December 31, 2003 balance of $168,482,000. This increase was primarily attributable to the purchases of participations in loans from another financial institution totaling $15,130,000 during 2004. These participations were in development loans and were purchased from the originating bank due to the total amount of each loan exceeding the legal lending limit of the originating institution.

Table 6 identifies the maturities of commercial and real estate construction (including acquisition and development) loans as of December 31, 2004 and addresses the sensitivity of these loans to changes in interest rates. The longer-term construction loans are typically development loans and loans to tax-exempt organizations for construction purposes.

Table 6
Maturity and Repricing Data for Loans

Maturity	Commercial, Financial and Agricultural	Real Estate Construction	Total
Within 1 year	$10,653,392	$46,627,832	$57,281,224
1 to 5 years	9,550,327	8,529,234	18,079,561
Over 5 years	1,421,652	-	1,421,652
Totals	$21,625,371	$55,157,066	$76,782,437

As of December 31, 2004, the interest terms of loans in the indicated classifications for the indicated maturity ranges in excess of one year are as follows:

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, financial and agricultural
1 to 5 years	$1,771,167	$7,779,160	$9,550,327
Over 5 years	$1,421,652	---	$1,421,652

Real estate construction
1 to 5 years	$1,684,290	$6,844,944	$8,529,234
Over 5 years	---	---	---

Allowance for Loan Losses

The allowance for loan losses reflects management's assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The Bank periodically analyzes the loan portfolio in an effort to review asset quality and to establish an allowance for loan losses that management believes will be adequate in light of anticipated risks and loan losses. In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed. Other factors considered include: the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, current and anticipated economic conditions and other factors that management believes affect the allowance for potential credit losses.

The Company has a dedicated loan review function. All loans $1,000,000 or more are reviewed annually and placed into various loan grading categories which are used to develop lists of potential problem loans. These loans are regularly monitored by the loan review function to ensure early identification of deterioration. The formal allowance for loan loss adequacy test is performed at the end of each calendar quarter. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

On all loans past due 120 days, it is the policy of the Company to charge off the portion of those loans whose collectibility is sufficiently questionable that it can no longer justify showing the loans as an asset on its balance sheet. To determine if a loan should be charged off, all possible sources of repayment are analyzed, including: (1) the potential future cash flow, (2) the value of the Company’s collateral, and (3) the strength of co-makers or guarantors of the loan in question. When these sources do not add up to a reasonable probability that the loan can be collected, the loan is charged off. Loans are charged off by crediting the appropriate loan category and debiting the reserve for loan losses account. Any accrued but unpaid interest is charged against current years earnings. All future payments received on the loan are credited to the reserve for loan losses account.

Table 7 presents an analysis of the allowance for loan losses including charge-off activity.

Table 7
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

	2004	2003	2002	2001	2000
	(Amounts are presented in thousands)
Balance at beginning of year	$2,669	$2,099	$1,812	$1,808	$1,469
Charges-offs:
Commercial, financial and agricultural	453	35	138	275	69
Installment	273	76	162	107	29
Real Estate	-	10	-	-	-
Total charge-offs	726	121	300	382	98

Recoveries:
Commercial, financial and agricultural	178	28	9	70	31
Installment[1]	16	18	23	16	19
Total recoveries	194	46	32	86	50
Net charge-offs	532	75	268	296	48
Provisions charged to operations	394	645	555	300	387
Balance at end of year	$2,531	$2,669	$2,099	$1,812	$1,808
Ratios of net charge-offs (recoveries) during the period to average loans outstanding during the period	.30%	.04%	.15%	.21%	.04%

At December 31, 2004, the Company had loan concentrations in the housing industry and in the hotel and motel industry. The Company monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines. The primary risk relating to the concentration in the housing industry is a downturn in the economy adversely affecting construction of new homes and developments of new housing communities. The market for residential real estate and development slowed during the year, primarily in the area of new residential development and speculative housing construction. The Company’s primary risk relating to the hotel and motel industry is a slowdown in the travel industry. The Company has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown. Management of the Company is confident that all of the Company’s hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

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

For year-end 2004 the allowance for loan losses was allocated as follows (in thousands):

	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial	$171	6.7%	14.0%
Commercial Construction	179	7.1%	12.7%
Consumer	66	2.6%	5.5%
Mortgages	552	21.8%	18.8%
Non-residential Real Estate	959	37.9%	25.5%
Cross-allocated	603	23.9%	23.5%
Total	$2,531	100.0%	100.0%

Nonperforming Assets

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due, totaled $6,983,000 at December 31, 2004 compared to $3,163,000 at December 31, 2003. This increase is attributable to an increase in loans more than 90 days past due of $4,481,000 offset by a decrease in nonaccrual loans of $423,000 and a decrease in other real estate owned and repossessions of $237,913. The increase in loans 90 days past due is due to two loans totaling $4,788,000 that were past due more than 90 days at December 31, 2004. One of these loans, in the amount of $3,146,000 was in the process of renewal at December 31, 2004. The loan was unable to be renewed prior to December 31, 2004 because one of the guarantors of the debt was on an extended trip out of the country. The collateral for the other loan, the balance of which was $1,642,000 at December 31, 2004, was under contract to be sold. Upon the sale of the collateral, the bank will receive the funds for repayment of the loan. There were no related party loans which were considered non-performing at December 31, 2004.

A summary of non-performing assets at December 31, 2004, 2003, 2002, 2001 and 2000 is presented in Table 8.

Table 8
Non-performing Assets

	December 31,
	2004	2003	2002	2001	2000

Other real estate and repossessions	$839,322	1,077,235	291,931	43,690	37,265
Accruing loans 90 days or more past due	$5,064,221	583,316	9,562	33,675	586
Non-accrual loans	$1,079,462	1,502,640	2,597,069	910,822	217,919
Interest on non-accrual loans which would have been reported	$44,000	63,000	188,000	30,800	7,200
Interest recognized on non-accrual loans prior to reclassification of loans	$18,000	37,000	98,000	57,000	10,000
Restructured debt	$-	3,189,00	-	-	-

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears questionable. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal and interest for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection or renewal. Generally, payments received on non-accrual loans are applied directly to principal.

Management regularly monitors the loan portfolio to ensure that all loans potentially having a material adverse impact on future operating results, liquidity or capital resources have been classified as non-performing. Should economic conditions deteriorate, the inability of distressed customers to service their existing debt could cause higher levels of non-performing loans.

Deposits

The Company uses deposits primarily to fund its loan and investment portfolios. The Company offers a variety of deposit accounts to individuals and businesses. Deposit accounts include checking, savings, money market and time deposits. As of December 31, 2004, total deposits were $231,753,000, an increase of $3,132,000 or 1.4% over the December 31, 2003 balance of $228,621,000. The increase in deposits is primarily attributable to an increase in non-interest bearing demand deposits of $1,640,000 and an increase in savings deposits of $4,082,000, offset by a decrease in time deposits of $3,150,000.

The average balance of the deposits and the average rates paid on such deposits are summarized in Table 9.

Table 9
Deposits

	December 31,
	2004		2003		2002
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Deposits:
Non-interest bearing demand	$29,102,010	-	$28,432,352	-	$23,713,917	-
Interest bearing demand	57,964,350	1.06%	56,018,253	1.37%	50,959,946	1.74%
Savings	56,318,461	1.62%	47,182,345	1.76%	27,015,213	2.26%
Time	81,578,878	2.61%	96,482,324	3.39%	89,334,650	4.35%

	$224,963,699		$228,115,274		$191,023,726

Time deposits in amounts of $100,000 or more totaled $22,028,000, $19,104,000 and $27,709,000 at December 31, 2004, 2003 and 2002, respectively. Table 10 is a summary of the maturity distribution of time deposits in amounts of $100,000 or more as of December 31, 2004.

Table 10
Maturity of Time Deposits over $100,000

Within 3 months	$4,051,000
After 3 through 6 months	746,000
After 6 through 12 months	5,008,000
After 12 months	12,223,000
$22,028,000

Transactions with Related Parties

The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers are made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. At December 31, 2004, the Company had loans outstanding to related parties of $5,519,000 and deposits of related parties were $12,188,000.

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

The Company maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Company has arrangements with correspondent banks for short term unsecured advances of up to $7,000,000. Additional liquidity is provided to the Company through Federal Home Loan Bank (FHLB) advances.

Cash and cash equivalents decreased $2,241,000 to a total of $15,753,000 at year-end 2004 as cash provided by operating activities and financing activities was outpaced by amounts used by investing activities. Cash inflows from operations totaled $4,985,000 in 2004, while inflows from financing activities totaled $2,523,000, most of which were net deposit increases during 2004 of $3,133,000, offset by cash dividends paid during 2004 of $900,000.

Investing activities used $9,745,000 of cash and cash equivalents, principally composed of net advances of loans to customers of $15,447,000 and purchases of investment securities of $11,682,000, offset by proceeds from calls and maturities of investment securities of $15,358,000.

 Contractual Obligations and Off-Balance Sheet Arrangements

For maturity and repricing information regarding the Company’s contractual obligations, please see the table under the heading “Asset/Liability and Interest Rate Sensitivity Management.”

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of those instruments reflect the extent of exposure the Company has in particular classes of financial instruments. At December 31, 2004, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $33,388,000 and $1,207,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $33,388,000 does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

See note 9 to the consolidated financial statements for further discussion of these risks and contractual commitments.

Capital Resources

Table 11 presents the Company’s regulatory capital position at December 31, 2004.

Table 11
Capital Ratios

Risk-Based Capital Ratios Actual as of December 31, 2004

Tier 1 Capital	10.8%
Tier 1 Capital minimum requirement	4.0%
Excess	6.8% ===

Total Capital	12.0%
Total Capital minimum requirement	8.0%
Excess	4.0% ===

Leverage Ratio At December 31, 2004

Tier 1 Capital to average total assets	8.5%
Minimum leverage requirement	4.0%
Excess	4.5% ===

Table 12
Selected Ratios

The following table sets out certain ratios of the Company for the years indicated.

	2004	2003	2002
Net income to:
Average stockholders’ equity	11.58%	13.21%	14.27%
Average assets	1.01%	1.03%	1.16%
Dividends to net income	35.56%	33.60%	34.45%
Average equity to average assets	8.76%	7.81%	8.13%

For further discussion of the actual and required capital ratios of the Company, see note 11 to the consolidated financial statements and “Supervision and Regulation - Capital Adequacy.”

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004 that are contractually maturing, prepaying or repricing in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Investment securities are reported based on the adjusted cost basis. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven the rates of these deposits to be more stable over the course of a year.

	At December 31, 2004 Maturing or Repricing in (dollars in thousands)
	Three Months or Less	Four Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Investment securities	$4,515	-	5,151	36,265	45,931
Federal funds sold	9,162	-	-	-	9,162
Loans	103,367	44,450	37,023	125	184,965

Total interest-bearing assets	117,044	44,450	42,174	36,390	240,058
Interest-bearing liabilities:
Deposits:
Savings and demand	$116,555	-	-	-	116,555
Time deposits	4,990	26,247	54,622	124	85,983
Repurchase agreements	-	1,189	-	-	1,189

Total interest-bearing liabilities	$121,545	27,436	54,622	124	203,727

Interest sensitive difference per period	$(4,501)	17,014	(12,448)	36,266	36,331

Cumulative interest sensitivity difference	$(4,501)	12,513	65	36,331

Cumulative difference to total earning assets	(1.9%)	5.2%	0.0%	15.1%

Note: For purposes of this analysis, nonaccrual loans, overdrafts and unearned interest are not included in Loans.

At December 31, 2004 the difference between the Company’s liabilities and assets repricing or maturing within one year was $12,513,000. Due to an excess of assets repricing or maturing within one year, a rise in interest rates would generally cause the Company’s net interest income to increase.

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

The Bank also measures its short-term exposure to interest rate risk by simulating the impact to net interest income under several rate change levels. Interest-earning assets and interest-bearing liabilities are rate shocked to stress test the impact to the Bank’s net interest income and margin. The rate shock levels span four 50 basis point increments up and down from current interest rates. This information is used to monitor interest rate exposure risk relative to anticipated interest rate trends. Asset/liability management strategies are developed based on this analysis in an effort to limit the Bank’s exposure to interest rate risk.

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

At December 31, 2004, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $75,834,000, indicating that the Bank was asset sensitive. Rate shock data show that the Bank’s net interest income would increase $268,000 on an annual basis if rates increased 100 basis points, and would decrease $280,000 on an annual basis if rates fell 100 basis points.

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

ITEM 8A.   CONTROLS AND PROCEDURES.

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) and pursuant to such evaluation, concluded that our disclosure controls and procedures are effective as of December 31, 2004. Disclosure controls and procedures are those controls and procedures that ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 8B.  OTHER INFORMATION.

All information, if any, required to be reported on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-KSB has been reported.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained under the headings “Information About Nominees For Directors and  Executive Officers,” “Compliance with Section 16(a),” “Audit Committee and Audit Committee Financial Expert,” and “Code of Ethics” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s annual meeting of shareholders to be held on May 2, 2005 to be filed with the Securities and Exchange Commission (“SEC”), is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION.

                The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Bank’s annual meeting of shareholders to be held on May 2, 2005, to be filed with the SEC, is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained under the heading “Beneficial Ownership of Securities and Voting Rights” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company ‘s annual meeting of shareholders to be held on May 2, 2005, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the heading “Certain Relationships and Related Transaction” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all the Company ‘s annual meeting of shareholders to be held on May 2, 2005, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)    Financial Statements.

The following financial statements and notes thereto of the Registrant are located beginning at page F-1 of this Form 10-KSB pursuant to Item 7 of this Report:

1.	Report of Independent Certified Public Accountants

2.	Balance Sheets - December 31, 2004 and 2003

3.	Statements of Earnings
For the Years Ended December 31, 2004, 2003, and 2002

4.	Statements of Changes in Stockholders Equity
For the Years Ended December 31, 2004, 2003, and 2002

5.	Statements of Cash Flows
For the Years Ended December 31, 2004, 2003, and 2002

6.	Notes to Financial Statements

The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B.

3.1

Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998 (included as Exhibit 3.1 to the Bank’s 10-KSB filed with the SEC on March 30, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Oconee Financial Corporation, dated May 7, 2001 (included as Exhibit 3.2 to the Bank’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
4	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated Bylaws which define the rights of the holders of Common Stock of the Bank.
4.1	Form of Common Stock Certificate.
10.1	Oconee State Bank Officers’ Cash Incentive Plan (included as Exhibit 10.1 to the Bank’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
14	Code of Ethical Conduct.
21	Subsidiaries of Oconee Financial Corporation.
24	Power of Attorney (included herein on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(b)    Reports on Form 8-K.

 Oconee did not file any reports on Form 8-K during the fourth quarter of 2004.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                The information contained under the heading “Audit Fees” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Bank’s annual meeting of shareholders to be held on May 2, 2005, to be filed with the SEC, is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oconee Financial Corporation:

We have audited the accompanying consolidated balance sheets of Oconee Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
March 4, 2005

Certified Public Accountants

Suite 1800 ● 235 Peachtree Street NE ● Atlanta, Georgia 30303 ● Phone 404-588-4200 ● Fax 404-588-4222 ●

ww.pkm.com

OCONEE FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets

Cash and due from banks, including reserve
requirements of $4,264,000 and $3,766,000	$6,591,366	9,206,802
Federal funds sold	9,162,000	8,788,000

Cash and cash equivalents	15,753,366	17,994,802

Investment securities available for sale	46,731,564	53,474,899
Other investments	604,329	765,429
Mortgage loans held for sale	1,127,700	3,162,971
Loans, net	183,534,161	168,481,594
Premises and equipment, net	6,012,802	4,521,644
Accrued interest receivable and other assets	3,100,592	3,555,051

	$256,864,514	251,956,390

Liabilities and Stockholders’ Equity

Deposits:
Demand	$29,215,401	27,575,073
Interest-bearing demand	61,774,758	61,214,763
Savings	54,780,285	50,697,737
Time	85,982,659	89,132,999

Total deposits	231,753,103	228,620,572

Securities sold under repurchase agreements	1,188,796	898,468
Accrued interest payable and other liabilities	1,587,534	1,683,688

Total liabilities	234,529,433	231,202,728

Stockholders’ equity:
Common stock, par value $2, authorized 1,500,000 shares,
issued and outstanding 899,885 shares	1,799,770	1,799,770
Additional paid-in capital	4,246,832	4,246,832
Retained earnings	15,792,228	14,161,577
Accumulated other comprehensive income	496,251	545,483

Total stockholders’ equity	22,335,081	20,753,662

	$256,864,514	251,956,390

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Earnings

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest income:
Interest and fees on loans	$11,509,253	12,472,490	13,050,387
Interest on federal funds sold	100,011	169,988	104,368
Interest and dividends on securities:
U. S. Treasuries and government agencies	1,165,597	972,110	991,561
State, county and municipal	801,396	786,847	713,056
Other	109,441	68,662	64,218

Total interest income	13,685,698	14,470,097	14,923,590

Interest expense:
Interest-bearing demand deposits	615,260	768,243	887,176
Savings deposits	911,977	831,956	609,431
Time deposits	2,132,542	3,267,922	3,885,384
Federal Home Loan Bank advances	-	552,778	854,931
Other	23,328	15,920	21,898

Total interest expense	3,683,107	5,436,819	6,258,820

Net interest income	10,002,591	9,033,278	8,664,770

Provision for loan losses	394,200	645,000	555,000

Net interest income after provision for loan losses	9,608,391	8,388,278	8,109,770

Other income:
Service charges	1,036,863	1,069,199	1,013,876
Gain on sale of securities	46,798	-	4,357
Mortgage banking income	438,030	1,487,720	1,118,722
Miscellaneous	695,530	446,245	367,224

Total other income	2,217,221	3,003,164	2,504,179

Other expenses:
Salaries and employee benefits	4,840,367	4,741,913	4,300,182
Occupancy	1,279,339	1,022,610	901,460
Other operating	2,160,937	1,882,481	1,647,546

Total other expenses	8,280,643	7,647,004	6,849,188

Earnings before income taxes	3,544,969	3,744,438	3,764,761

Income tax expense	1,014,433	1,066,343	1,152,830

Net earnings	$2,530,536	2,678,095	2,611,931

Net earnings per share	$2.81	2.98	2.90

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Net earnings	$2,530,536	2,678,095	2,611,931

Other comprehensive (loss) income, net of income taxes:
Unrealized gains on securities available for sale:
Holding gains (losses) arising during period, net of tax
benefit (expense) of $12,359, $22,975 and ($312,197)	(20,199)	(37,552)	510,240
Reclassification adjustment for gains included in net
earnings, net of tax of $(17,765), $0 and ($1,654)	(29,033)	-	(2,703)

Total other comprehensive (loss) income	(49,232)	(37,552)	507,537

Comprehensive income	$2,481,304	2,640,543	3,119,468

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2001	$1,799,770	4,246,832	10,671,321	75,498	16,793,421

Cash dividends declared
($1.00 per share)	-	-	(899,885)	-	(899,885)

Change in net unrealized gain
on investment securities available
for sale, net of tax	-	-	-	507,537	507,537

Net earnings	-	-	2,611,931	-	2,611,931

Balance, December 31, 2002	1,799,770	4,246,832	12,383,367	583,035	19,013,004

Cash dividends declared
($1.00 per share)	-	-	(899,885)	-	(899,885)

Change in net unrealized gain
on investment securities available
for sale, net of tax	-	-	-	(37,552)	(37,552)

Net earnings	-	-	2,678,095	-	2,678,095

Balance, December 31, 2003	1,799,770	4,246,832	14,161,577	545,483	20,753,662

Cash dividends declared	-	-	(899,885)	-	(899,885)
($1.00 per share)

Change in net unrealized gain
on investment securities available
for sale, net of tax	-	-	-	(49,232)	(49,232)

Net earnings	-	-	2,530,536	-	2,530,536

Balance, December 31, 2004	$1,799,770	4,246,832	15,792,228	496,251	22,335,081

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$2,530,536	2,678,095	2,611,931
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation, amortization and accretion	839,060	519,707	459,745
Provision for loan losses	394,200	645,000	555,000
Provision for deferred taxes	264,600	(209,652)	(31,832)
Gain on sale of investment securities	(46,798)	-	(4,357)
Gain on sale of fixed assets	(196,621)	-	-
Loss on sale of other real estate	1,291	85,855	-
Change in:
Accrued interest receivable and other assets	(740,569)	76,806	(91,709)
Accrued interest payable and other liabilities	(96,154)	(183,912)	167,023
Mortgage loans held for sale	2,035,271	3,679,486	60,309

Net cash provided by operating activities	4,984,816	7,291,385	3,726,110

Cash flows from investing activities:
Purchase of investment securities available for sale	(11,682,416)	(54,834,174)	(13,340,887)
Proceeds from calls and maturities of investment securities
available for sale	15,358,053	40,176,520	10,416,083
Proceeds from sales of investment securities available
for sale	2,846,870	-	995,331
Proceeds from sales of other investments	161,100	-	-
Investment in unconsolidated subsidiary	-	-	(325,000)
Proceeds from liquidation of investment in unconsolidated
subsidiary	-	325,000	-
Net change in loans	(15,446,767)	7,141,514	(28,763,015)
Purchases of premises and equipment	(2,419,351)	(1,565,629)	(1,613,887)
Proceeds from sales of fixed assets	392,532	-	-
Proceeds from sales of other real estate	1,040,753	381,372	-

Net cash used by investing activities	(9,749,226)	(8,375,397)	(32,631,375)

Cash flows from financing activities:
Net change in deposits	3,132,531	17,257,228	31,635,092
Net change in securities sold under repurchase agreements	290,328	156,072	97,380
Repayment of Federal Home Loan Bank advances	-	(13,300,000)	-
Dividends paid	(899,885)	(899,885)	(899,885)

Net cash provided by financing activities	2,522,974	3,213,415	30,832,587

Net increase (decrease) in cash and cash equivalents	(2,241,436)	2,129,403	1,927,322

Cash and cash equivalents at beginning of year	17,994,802	15,865,399	13,938,077

Cash and cash equivalents at end of year	$15,753,366	17,994,802	15,865,399

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,702,218	5,609,479	6,371,957
Income taxes	$894,000	1,213,446	901,000

Noncash investing and financing activities:
Change in net unrealized gain on investment
securities available for sale, net of tax	$(49,232)	(37,552)	507,537
Transfer of loans to other real estate T	$781,608	1,232,564	229,610
Financed portion of other real estate sold	$-	46,965	-

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

Investment Securities

The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2004 and 2003, the Company had classified all of its investment securities as available for sale.

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

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or market value. At December 31, 2004 and 2003, the cost of mortgage loans held for sale approximates the market value.

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

Net Earnings Per Share

Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Company had no potential common share equivalents outstanding during 2004, 2003 and 2002. For each of those years, net earnings per share is calculated using the weighted average shares outstanding during the period of 899,885.

Reclassification
Reclassifications of certain amounts in the 2003 and 2002 financial statements have been made to conform with the financial statement presentation for 2004.

Recent Accounting Pronouncements
In March 2004, The Emerging Issues Task Force (“EITF”) issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. The disclosure guidance was fully effective for other-than-temporary impairment evaluations made in reporting periods ending after July 15, 2004, whereas the recognition and measurement guidance has been deferred. The disclosures required by EITF 03-1 are included in note 2 to the consolidated financial statements. The Bank did not recognize an impairment loss on any investment in 2004 or 2003.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)       Investment Securities
Investment securities available for sale at December 31, 2004 and 2003 are as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$17,553,407	170,272	53,371	17,670,308
State, county and municipal	16,212,474	698,043	9,171	16,901,346
Mortgage-backed securities	10,665,795	49,321	52,706	10,662,410
Other debt securities	1,500,000	-	2,500	1,497,500

Total	$45,931,676	917,636	117,748	46,731,564

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$19,206,658	190,864	96,593	19,300,929
State, county and municipal	17,461,717	759,079	55,002	18,165,794
Mortgage-backed securities	14,427,279	156,611	75,714	14,508,176
Other debt securities	1,500,000	-	-	1,500,000

Total	$52,595,654	1,106,554	227,309	53,474,899

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2004 and 2003 are summarized as follows:

	December 31, 2004		December 31, 2003
	Less than 12 Months		Less than 12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

U.S. Government agencies	$8,455,689	53,371	4,896,094	96,593
State, county and municipal	1,710,998	9,171	3,685,125	55,002
Mortgage-backed securities	6,053,266	52,706	11,114,236	75,714
Other debt securities	997,500	2,500	-	-

	$17,217,453	117,748	19,695,455	227,309

There were no securities in the portfolio as of December 31, 2004 and 2003 that were in a continuous unrealized loss position greater than twelve months. The unrealized losses on these debt securities as of December 31, 2004 arose due to changing interest rates and are considered to be temporary. Included in the table above were 5 out of 46 securities issued by state and political subdivisions that contained unrealized losses, 10 out of 19 securities issued by U.S. government agencies and government sponsored corporations, including mortgage-backed securities, that contained unrealized losses and 1 out of 2 other debt securities that contained unrealized losses. These unrealized losses are considered temporary because the repayment sources of principal and interest are government backed or are securities of investment grade issuers.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)       Investment Securities, continued
The amortized cost and fair value of investment securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$4,015,445	4,010,220
Due from one to five years	5,150,705	5,233,259
Due from five to ten years	9,816,658	10,059,562
Due after ten years	16,283,073	16,766,113
Mortgage-backed securities	10,665,795	10,662,410

	$45,931,676	46,731,564

Proceeds from sales of securities available for sale during 2004 were $2,846,870. Net gains of $46,798 were realized on 2004 sales. Proceeds from sales of securities available for sale during 2002 were $995,331. Gross gains of $4,357 were realized on 2002 sales. There were no sales of securities during 2003.

Securities with a carrying value of approximately $36,542,000 and $39,939,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)      Loans
   Major classifications of loans at December 31, 2004 and 2003 are summarized as follows:

	2004	2003

Commercial, financial and agricultural	$21,625,371	21,208,190
Real estate - mortgage	98,929,804	94,266,400
Real estate - construction	55,157,066	43,831,025
Consumer	10,353,250	11,845,183

Total loans	186,065,491	171,150,798
Less allowance for loan losses	2,531,330	2,669,204
Total net loans	$183,534,161	168,481,594

The Bank grants loans and extensions of credit primarily to individuals and a variety of firms and corporations located in certain Georgia counties including Oconee and Clarke. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

At December 31, 2004 and 2003, the recorded investment in loans that were considered to be impaired and on nonaccrual was approximately $1,079,000 and $4,692,000, respectively, of which approximately $1,079,000 at December 31, 2004 and $1,503,000 at December 31, 2003 were on nonaccrual. In addition, the Company had approximately $5,064,000 and $583,000 in loans past due more than ninety days and still accruing interest at December 31, 2004 and 2003, respectively. These accounts are deemed to be well collateralized and in the process of collection. The related allowance for loan losses on impaired loans was approximately $162,000 and $703,000 at December 31, 2004 and 2003, respectively. The average recorded investment in impaired loans for the twelve months ended December 31, 2004 and 2003 was approximately $5,653,000 and $4,709,000, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company recognized approximately $257,000, $255,000 and $98,000, respectively, of interest income on impaired loans.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)   Loans, continued
Changes in the allowance for loan losses were as follows:

	2004	2003	2002

Balance at beginning of year	$2,669,204	2,098,691	1,812,041
Provision for loan losses	394,200	645,000	555,000
Amounts charged off	(726,021)	(120,901)	(300,048)
Recoveries on amounts previously charged off	193,947	46,414	31,698

Balance at end of year	$2,531,330	2,669,204	2,098,691

(4)   Premises and Equipment
Major classifications of premises and equipment are summarized as follows:

	2004	2003

Land	$1,083,436	1,209,929
Buildings and improvements	4,436,164	2,468,101
Furniture and equipment	4,586,894	3,458,997
Construction in process	-	922,364
	10,106,494	8,059,391

Less accumulated depreciation	4,093,692	3,537,747

	$6,012,802	4,521,644

Depreciation expense was $650,790, $498,167 and $412,841 for the years ended December 31, 2004, 2003 and 2002, respectively.

(5)    Deposits
The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were approximately $22,028,000 and $19,104,000 at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of certificates of deposits are as follows:

2005	$34,164,927
2006	28,137,461
2007	20,287,037
2008	1,040,773
2009	2,228,237
Thereafter	124,224
$85,982,659

At December 31, 2004, the Bank had one customer with deposits of approximately $12,902,000 and another customer with deposits of approximately $12,446,000 included in interest-bearing demand deposits.

(6)   Income Taxes
The components of income tax expense in the statements of earnings are as follows:

	2004	2003	2002
Current	$749,833	1,275,995	1,184,662
Deferred	264,600	(209,652)	(31,832)
Total income tax expense	$1,014,433	1,066,343	1,152,830

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(6) Income Taxes, continued
The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2004	2003	2002
Pretax income at statutory rates	$1,205,290	1,273,109	1,280,019
Add (deduct):
Tax exempt interest income	(269,092)	(247,883)	(232,608)
Non-deductible interest expense	17,714	23,685	28,093
State taxes, net of federal effect	61,775	34,485	84,791
Other	(1,254)	(17,053)	(7,465)
	$1,014,433	1,066,343	1,152,830

The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset. The net deferred tax asset is a component of other assets at December 31, 2004 and 2003.

	2004	2003
Deferred income tax assets:
Allowance for loan losses	$859,954	927,029
Other real estate	64,507	51,904
Total gross deferred income tax assets	924,461	978,933
Deferred income tax liabilities:
Premises and equipment	(361,187)	(151,059)
Unrealized gains on investment securities available for sale	(303,638)	(333,761)

Total gross deferred income tax liabilities	(664,825)	(484,820)
Net deferred income tax asset	$259,636	494,113

(7)       Federal Home Loan Bank Advances

The Bank has an agreement with the Federal Home Loan Bank (“FHLB”) whereby the FHLB agreed to provide the Bank credit facilities. Any amounts advanced by the FHLB are secured under a blanket floating lien on all of the Bank’s 1-4 family first mortgage loans. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB. The Bank had one advance outstanding in the amount of $13,300,000, which matured and was repaid in August 2003. There were no advances outstanding at December 31, 2003 and 2004.

(8)       Rlated Party Transactions

The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers are made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following is a summary of activity for related party loans for 2004:

Beginning balance	$4,488,000
New loans	4,176,000
Repayments	(3,145,000)

Ending balance	$5,519,000

Deposits from related parties totaled approximately $12,188,000 and $13,693,000 as of December 31, 2004 and 2003, respectively.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(9)       Cmmitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  In most cases, the Company does require collateral or other security to support financial instruments with credit risk.

	Contractual Amount
	2004	2003
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$33,388,000	35,732,000
Standby letters of credit	$1,207,000	861,000

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

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to businesses in the Company’s delineated trade area. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate, equipment, automobiles and customer deposits as collateral supporting those commitments for which collateral is deemed necessary.

The Company sells participations in certain types of loans in order to comply with legal lending limits. At December 31, 2004, the Company had participations sold outstanding of approximately $2,632,000. Of the total participations sold, approximately $1,060,000 has been sold under agreements that provide for the participating institutions to receive 100% of their investment prior to the Company receiving any principal payments, regardless of repayment, default, foreclosure or liquidation.

The Company has $7,000,000 available for the purchase of overnight federal funds from two correspondent financial institutions as of December 31, 2004 and 2003.

(10)     Profit Sharing Plan

The Company has a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The total contributions by the Company for 2004, 2003 and 2002 were approximately $256,000, $299,000 and $264,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2004, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital ratios for the Company are essentially the same as those of the Bank. Therefore, only the Bank’s capital ratios are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital
(to Risk-Weighted Assets)	$24,256	12.0%	$16,123	8.0%	$20,154	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$21,781	10.8%	$8,062	4.0%	$12,092	6.0%
Tier 1 Capital
(to Average Assets)	$21,781	8.5%	$10,268	4.0%	$12,836	5.0%

As of December 31, 2003:
Total Capital
(to Risk-Weighted Assets)	$22,347	12.6%	$14,232	8.0%	$17,790	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$20,119	11.3%	$7,116	4.0%	$10,674	6.0%
Tier 1 Capital
(to Average Assets)	$20,119	8.0%	$10,085	4.0%	$12,607	5.0%

(12)     Stockholders’ Equity

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other working capital needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year’s net earnings, and the ratio of equity capital to total assets. Approximately $1,281,000 is available for payment of dividends from the Bank to the Company in 2005.

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

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(13)     Fair Value of Financial Instruments, continued
The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$15,753	15,753	17,995	17,995
Investment securities	$46,732	46,732	53,475	53,475
Other investments	$604	604	765	765
Mortgage loans held for sale	$1,128	1,128	3,163	3,163
Loans, net	$183,534	183,515	168,482	168,841

Liabilities:
Deposits and securities sold under
repurchase agreement	$232,942	232,515	229,519	230,504

(14)     Other Operating Expenses
Components of other operating expenses which are greater than 1% of interest income and other income are as follows:

	2004	2003	2002
Professional fees	$337,210	337,226	293,435
Marketing expenses	$228,866	182,116	187,622
ATM process and settlement charges	$239,301	122,544	75,657

(15)     Oconee Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash	$955,329	990,363
Investment in subsidiary	22,277,247	20,664,227
Other assets	2,390	-

	$23,234,966	21,654,590
Liabilities and Stockholders’ Equity
Other liabilities	$899,885	900,928
Stockholders’ equity	22,335,081	20,753,662
	$23,234,966	21,654,590

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(15)     Oconee Financial Corporation (Parent Company Only) Financial Information, continued

Statements of Earnings

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Dividends from subsidiary	$899,885	899,885	899,885

Other expenses	50,936	47,689	49,606

Earnings before income taxes and equity in
undistributed earnings of subsidiary	848,949	852,196	850,279

Income tax benefit	19,335	18,104	18,830

Earnings before equity in undistributed earnings
of subsidiary	868,284	870,300	869,109

Equity in undistributed earnings of subsidiary	1,662,252	1,807,795	1,742,822

Net earnings	$2,530,536	2,678,095	2,611,931

Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$2,530,536	2,678,095	2,611,931
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,662,252)	(1,807,795)	(1,742,822)
Change in:
Other assets	(2,390)	2,513	2,516
Other liabilities	(1,043)	2,379	(6,845)
Net cash provided by operating activities	864,851	875,192	864,780
Cash flows from financing activities, consisting of
dividends paid	(899,885)	(899,885)	(899,885)

Change in cash	(35,034)	(24,693)	(35,105)

Cash at beginning of year	990,363	1,015,056	1,050,161

Cash at end of year	$955,329	990,363	1,015,056

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 30th of March, 2005.

OCONEE FINANCIAL CORPORATION (Registrant)

Date:	By:	/s/ B. Amrey Harden
B. Amrey Harden Title: President and Chief Executive Officer
Title

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

Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities indicated on the 30th day of March 2005.

Signature	Title

/s/ G. Robert Bishop
G. Robert Bishop	Director

/s/ Jimmy L. Christopher
Jimmy L. Christopher	Director

/s/ Douglas D. Dickens
Douglas D. Dickens	Chairman of the Board of Directors

/s/ John A. Hale
John A. Hale	Vice Chairman of the Board of Directors

/s/ B. Amrey Harden
B. Amrey Harden	President and Chief Executive Officer, Director

/s/ Henry C. Maxey
Henry C. Maxey	Director

/s/ Carl R. Nichols
Carl R. Nichols	Director

/s/ Ann Breedlove Powers
Ann Breedlove Powers	Director

/s/ Steven A. Rogers
Steven A. Rogers	Vice President and Controller, Chief Accounting Officer

/s/ Jerry K. Wages
Jerry K. Wages	Senior Executive Vice President and Chief Financial
Officer, Corporate Secretary, and Director

/s/ Tom F. Wilson
Tom F. Wilson	Executive Vice President and Chief Lending Officer,
Director

/s/ Virginia S. Wells
Virginia S. Wells	Director

INDEX TO EXHIBITS

Exhibit	Description
4.1	Form of Common Stock Certificate.
14	Code of Ethical Conduct
21	Subsidiaries of Oconee Financial Corporation.
24	Power of Attorney (included herein on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financing Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.