Form 10QSB
period 2005-03-31
OCONEE FINANCIAL CORP
filed 2005-05-13
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

706-769-6611
(Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 899,885 shares of Common Stock, par value $2.00, outstanding as of May 13, 2005.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheet
March 31, 2005
(Unaudited)

Assets

Cash and due from banks, including reserve requirements of $3,430,000	$4,492,644
Federal funds sold	12,302,000

Cash and cash equivalents	16,794,644

Investment securities available for sale	41,246,649
Other investments	614,429
Mortgage loans held for sale	2,835,339

Loans	187,278,282
Less: Allowance for loan losses	(2,730,332)

Loans, net	184,547,950

Premises and equipment, net	5,919,939
Accrued interest receivable and other assets	3,038,272

Total assets	$254,997,222

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$31,192,979
Interest-bearing	198,486,400

Total deposits	229,679,379

Securities sold under repurchase agreements	1,890,648
Accrued interest payable and other liabilities	822,030

Total liabilities	232,392,057

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,885 shares	1,799,770
Additional paid-in capital	4,246,832
Retained earnings	16,378,391
Accumulated other comprehensive income	180,172

Total stockholders’ equity	22,605,165

Total liabilities and stockholders’ equity	$254,997,222

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Interest Income:
Loans	$3,224,929	2,859,321
Investment securities:
Tax exempt	193,788	211,070
Taxable	284,138	331,726
Federal funds sold and other	48,140	28,103
Total interest income	3,750,995	3,430,220

Interest Expense:
Deposits	1,065,639	1,013,639
Other	7,715	3,768
Total interest expense	1,073,354	1,017,407

Net interest income	2,677,641	2,412,813

Provision for loan losses	204,000	90,000

Net interest income after provision for loan losses	2,473,641	2,322,813

Other Income:

Service charges on deposit accounts	281,664	238,967
Mortgage banking income	73,749	149,936
Securities gains, net	-	24,137
Other operating income	153,863	149,091
Total other income	509,276	562,131

Other Expense:
Salaries and other personnel expense	1,311,416	1,278,825
Net occupancy and equipment expense	314,011	265,978
Other operating expense	533,326	517,398
Total other expense	2,158,753	2,062,201

Earnings before income taxes	824,164	822,743

Income taxes	238,001	227,508

Net earnings	$586,163	595,235

Earnings per common share based on average
outstanding shares of 899,885 in each of 2005 and 2004:	$0.65	0.66

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

Net earnings	$586,163	595,235

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of (benefit) tax
of ($193,397) and $263,342	(316,079)	429,663
Reclassification adjustments for gains included in net
earnings, net of tax of $0 and $9,162	-	(14,975)

Total other comprehensive (loss) income	(316,079)	414,688

Comprehensive income	$270,084	1,009,923

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$586,163	595,235
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities:
Provision for loan losses	204,000	90,000
Depreciation, amortization and accretion	169,056	207,645
Gain on sale of investment securities	-	(24,137)
Loss on disposal of fixed assets	5,666	-
Gain on sale of other real estate owned	(19,485)	(27,906)
Change in assets and liabilities:
Interest receivable and other assets	(263,921)	(104,280)
Interest payable and other liabilities	134,381	21,317
Mortgage loans held for sale	(1,707,639)	2,078,421

Net cash provided (used) by operating activities	(891,779)	2,836,295

Cash flows from investing activities:
Proceeds from sale of investment securities	-	1,181,779
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	4,978,891	779,407
Purchases of investment securities available for sale	-	(1,235,476)
Purchases of other securities	(10,100)	-
Net change in loans	(1,217,789)	(984,978)
Purchases of premises and equipment	(85,311)	(914,229)
Proceeds from sale of other real estate owned	539,123	522,331

Net cash provided (used) by investing activities	4,204,814	(651,166)

Cash flows from financing activities:
Net change in deposits	(2,073,724)	(1,556,360)
Net change in securities sold under repurchase agreements	701,852	173,369
Dividends paid	(899,885)	(899,885)

Net cash used by financing activities	(2,271,757)	(2,282,876)

Net increase (decrease) in cash and cash equivalents	1,041,278	(97,747)

Cash and cash equivalents at beginning of period	15,753,366	17,994,802

Cash and cash equivalents at end of period	$16,794,644	17,897,055

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

Supplemental cash flow information:
Cash paid for interest	$1,029,254	$1,066,774
Cash paid for taxes	$20,000	$99,500

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$-	$356,249
Change in dividends payable	$899,885	$899,885
Change in net unrealized gain on investment securities
available for sale, net of tax	$(316,079)	$414,688

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

Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2004.

Critical Accounting Policies

The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Some of the Corporation’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Corporation’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 10-KSB for the year ended December 31, 2004.

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

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements, continued
(Unaudited)

(3)    Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	2005	2004

Balance at beginning of year	$2,531,330	2,669,204
Amounts charged off	(16,436)	(118,299)
Recoveries on amounts previously charged off	11,438	163,628
Provision for loan losses	204,000	90,000

Balance at March 31	$2,730,332	2,804,533

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

Financial Condition

Total assets at March 31, 2005 were $254,997,000, representing a $1,868,000 (0.73%) decrease from December 31, 2004. Deposits decreased $2,074,000 (0.89%) from December 31, 2004. The decline in deposits is primarily attributable to decreases in interest-bearing checking accounts of $7,129,000 and money market accounts of $1,450,000, offset by increases in time deposits of $4,927,000 and non interest-bearing checking accounts of $1,978,000. Loans increased $1,213,000 (0.65%) from December 31, 2004. Investment securities decreased $5,485,000 (11.74%) from December 31, 2004 primarily due to maturities of securities. The allowance for loan losses at March 31, 2005 was $2,730,000, compared to the December 31, 2004 balance of $2,531,000, representing 1.46% of total loans at March 31, 2005, compared to 1.36% of total loans at December 31, 2004. Cash and cash equivalents increased $1,042,000 from December 31, 2004.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $3,086,000 at March 31, 2005, representing a decrease of $3,897,000 (55.8%) from December 31, 2004. This decrease is attributable to decreases of $3,259,000 in loans more than 90 days past due, $522,000 in other real estate owned, $99,000 in nonaccrual loans, and $17,000 in repossessed collateral. At March 31, 2005, loans more than 90 days past due totaled $1,805,000. Of the $1,805,000 total, $1,642,000 was due to a loan for which the collateral was under contract to be sold. After the sale of the property, the bank will receive the funds to pay off the loan. As a result of the decrease, total nonperforming assets were 1.65% of total loans at March 31, 2005 compared to 3.75% of total loans at December 31, 2004. Nonperforming loans represented 1.21% of total assets at March 31, 2005, compared to 2.72% of total assets at December 31, 2004. Nonaccrual loans represented 0.52% of total loans outstanding at March 31, 2005, compared to 0.58% of total loans outstanding at December 31, 2004. There were no related party loans which were considered to be nonperforming at March 31, 2005.

At March 31, 2005, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry. As of March 31, 2005, the Corporation had total commitments for construction and development loans of $81,338,000, of which $52,005,000 was funded and outstanding. Total funded and unfunded commitment amounts for hotel and motel loans were $22,176,000 at March 31, 2005. Of the total commitments for hotel and motel loans, $22,176,000 was funded and outstanding at March 31, 2005. The Corporation monitors these concentrations on a monthly basis. The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely affect construction of new homes and developments of new housing communities. The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry. The Corporation has established a maximum dollar amount of hotel and motel loans that it is willing to fund. Management of the Corporation is confident that all of the Corporation’s hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

Results of Operations

Net interest income increased $265,000 (10.98%) in the first three months of 2005 compared to the same period for 2004, primarily as a result of improved interest rate spread. Interest income for the first three months of 2005 was $3,751,000, representing an increase of $321,000 (9.36%) as compared to the same period in 2004. Interest expense for the first three months of 2005 increased $56,000 (5.51%) compared to the same period in 2004. The increase in interest income during the first three months of 2005 compared to the same period in 2004 is primarily attributable to a higher interest rate market due to prime rate increases during the first quarter of 2005 and an increase in outstanding loans. The increase in interest expense is primarily attributable to a higher level of deposits as well as the rising interest rate environment.

The Bank’s net interest margin for the first three months of 2005 was 4.69%, compared to 4.23% for the same time period during 2004. Yield on interest earning assets for the three-month period ending March 31, 2005 was 6.50%, compared to 5.95% for the three-month period ending March 31, 2004. Average rate paid on interest bearing liabilities was 2.17% for the three months ending March 31, 2005, compared to 2.03% for the same period during 2004. The primary reason for the changes in the yields and cost of funds is due to increases in the prime rate during the first three months of 2005.

The Bank analyzes its allowance for loan losses on a monthly basis. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. For the three months ended March 31, 2005, the provision for loan losses was $204,000, compared to $90,000 for the same period in 2004. The increase in the provision for loan losses is primarily due to an increase in nonperforming loans as compared to the first quarter of 2004. The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment. It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first three months of 2005 decreased $53,000 (9.40%) compared to the first three months of 2004. This decrease is primarily attributable to a $76,000 decrease in fee income on mortgage loans originated offset by an increase in NSF check income of $47,000. The decrease in fee income on mortgage loans is due to a decrease in the volume of mortgage loans that the Bank originated during the first three months of 2005 as a result of a continued slowdown in the demand for refinancing. The demand for both original mortgage financing as well as refinancing has slowed to more traditional levels. The increase in NSF check income is due to the Bank implementing an overdraft protection program during March 2005.

Other expenses for the first three months of 2005 increased $96,000 (4.68%) compared to the first three months in 2004. The increase is primarily attributable to a $48,000 (18.06%) increase in occupancy and furniture and equipment expense as a result of additional expenses associated with the Bank’s operations center, which was completed in May 2004 and an increase of $33,000 in salaries and benefits expense primarily due to merit increases for employees based on performance.

The Bank’s effective tax rate was 29% and 28% for the three months ended March 31, 2005 and 2004, respectively.

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

At March 31, 2005, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $79,896,000, indicating that the Bank was asset sensitive. Rate shock data show that the Bank’s net interest income would increase $335,000 on an annual basis if rates increased 100 basis points, and would decrease $346,000 on an annual basis if rates fell 100 basis points.

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

The Corporation monitors its liquidity position monthly. The primary tool used in this analysis is an internal calculation of a liquidity ratio. This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase. At March 31, 2005, the Corporation’s liquidity ratio was 15.2%. This level of liquidity is within the Bank’s stated guidelines of 15-35%.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed. Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $7,000,000. Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at March 31, 2005.

During the first three months of 2005, cash and cash equivalents increased $1,041,000 to a total of $16,795,000 at March 31, 2005. Cash outflows from operations totaled $892,000 during the first three months of 2005, while outflows from financing activities totaled $2,272,000, most of which were net deposit decreases during the first three months of $2,074,000 as well as cash dividends paid during the first three months of 2005 of $900,000.

Investing activities provided $4,205,000 of cash and cash equivalents, consisting primarily of maturities of investment securities of $4,979,000, offset by net increases in loans totaling $1,218,000. At March 31, 2005, the Bank had $41,247,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments. At March 31, 2005, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $34,200,000 and $1,373,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $34,200,000 does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.

Capital

The following tables present Oconee State Bank’s regulatory capital position at March 31, 2005, based on the regulatory capital requirements of federal banking agencies. The capital ratios of the Corporation are essentially the same as those of the Bank at March 31, 2005 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	11.5%
Tier 1 Capital minimum requirement	4.0%

Excess	7.5%

Total Capital, Actual	12.8%
Total Capital minimum requirement	8.0%

Excess	4.8%

Leverage Ratio

Tier 1 Capital to adjusted total assets	8.8%
Minimum leverage requirement	3.0%

Excess	5.8%

Item 3.
CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of March 31, 2005. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

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

          OCONEE FINANCIAL CORPORATION

By:  /s/ B. Amrey Harden
       B. Amrey Harden, President and CEO
       (Principal Executive Officer)

Date:      May 13, 2005

By:  /s/ Steven A. Rgers
       Steven A. Rogers
       Vice President and Controller
       (Principal Accounting Officer)

Date:      May 13, 2005