Form 10QSB
period 2005-06-30
OCONEE FINANCIAL CORP
filed 2005-08-12
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

706-769-6611
(Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 899,815 shares of Common Stock, par value $2.00, outstanding as of August 12, 2005.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet
June 30, 2005
(Unaudited)

Assets

Cash and due from banks, including reserve requirements of $3,782,000	$8,193,983
Federal funds sold	5,064,000

Cash and cash equivalents	13,257,983

Investment securities available for sale	50,763,408
Other investments	614,429
Mortgage loans held for sale	1,728,777

Loans	191,672,436
Less: Allowance for loan losses	(2,829,821)

Loans, net	188,842,615

Premises and equipment, net	5,931,045
Accrued interest receivable and other assets	2,966,305

Total assets	$264,104,562

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$32,178,259
Interest-bearing	205,113,534

Total deposits	237,291,793

Securities sold under repurchase agreements	2,658,897
Accrued interest payable and other liabilities	719,374

Total liabilities	240,670,064

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,885 shares	1,799,770
Additional paid-in capital	4,246,832
Retained earnings	17,071,282
Accumulated other comprehensive income	316,614

Total stockholders’ equity	23,434,498

Total liabilities and stockholders’ equity	$264,104,562

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months and the Six Months Ended June 30, 2005 and 2004
(Unaudited)
	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Interest Income:
Loans	$3,286,159	2,779,949	6,511,088	5,639,270
Investment securities:
Tax exempt	191,487	198,496	385,275	409,566
Taxable	268,145	323,409	552,283	655,135
Federal funds sold and other	117,242	22,818	165,382	50,921
Total interest income	3,863,033	3,324,672	7,614,028	6,754,892

Interest Expense:
Deposits	1,200,575	826,061	2,266,214	1,839,700
Other	11,434	5,449	19,149	9,217
Total interest expense	1,212,009	831,510	2,285,363	1,848,917

Net interest income	2,651,024	2,493,162	5,328,665	4,905,975

Provision for loan losses	204,000	90,000	408,000	180,000

Net interest income after provision for loan losses	2,447,024	2,403,162	4,920,665	4,725,975

Other Income:

Service charges on deposit accounts	487,330	264,162	768,994	503,129
Mortgage banking income	108,916	119,650	182,665	269,586
Securities gains, net	6,282	-	6,282	24,137
Other operating income	113,099	240,868	266,962	389,959
Total other income	715,627	624,680	1,224,903	1,186,811

Other Expense:
Salaries and other personnel expense	1,295,154	1,253,186	2,606,570	2,532,011
Net occupancy and equipment expense	323,382	346,248	637,393	612,226
Other operating expense	559,290	573,688	1,092,616	1,091,086
Total other expense	2,177,826	2,173,122	4,336,579	4,235,323

Earnings before income taxes	984,825	854,720	1,808,989	1,677,463

Income taxes	291,934	240,690	529,935	468,198

Net earnings	$692,891	614,030	1,279,054	1,209,265

Earnings per common share based on average outstanding
shares of 899,885 in each period of 2005 and 2004:	$0.77	0.68	1.42	1.34

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004

Net earnings	$692,891	614,030	1,279,054	1,209,265

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of (benefit) tax
of $85,868, ($708,880), ($107,529) and ($440,174)	140,339	(1,158,561)	(175,740)	(728,898)
Reclassification adjustments for gains included in net
earnings, net of tax of $2,385,$0,$2,385 and $9,162	(3,897)	-	(3,897)	(14,975)

Total other comprehensive (loss) income	136,442	(1,158,561)	(179,637)	(743,873)

Comprehensive income	$829,333	(544,531)	1,099,417	465,392

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$1,279,054	1,209,265
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	408,000	180,000
Depreciation, amortization and accretion	350,664	434,273
Gain on sale of investment securities	(6,282)	(24,137)
Loss (gain) on sales and disposals of fixed assets	5,666	(127,479)
Gain on sale of other real estate owned	(19,485)	(27,906)
Change in assets and liabilities:
Interest receivable and other assets	(275,438)	(403,971)
Interest payable and other liabilities	31,725	90,673
Mortgage loans held for sale	(601,077)	2,353,451

Net cash provided by operating activities	1,172,827	3,684,169

Cash flows from investing activities:
Proceeds from sale of investment securities	339,131	853,580
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	8,563,869	5,406,405
Purchases of investment securities available for sale	(13,220,154)	(4,662,452)
Purchases of other securities	(10,100)	-
Net change in loans	(5,716,454)	(3,153,800)
Purchases of premises and equipment	(272,531)	(1,904,296)
Proceeds from sale of premises and equipment	-	261,777
Proceeds from sale of other real estate owned	539,123	522,331

Net cash used by investing activities	(9,777,116)	(2,676,455)

Cash flows from financing activities:
Net change in deposits	5,538,690	(5,277,706)
Net change in securities sold under repurchase agreements	1,470,101	754,847
Dividends paid	(899,885)	(899,885)

Net cash used (provided) by financing activities	6,108,906	(5,422,744)

Net decrease in cash and cash equivalents	(2,495,383)	(4,415,030)

Cash and cash equivalents at beginning of period	15,753,366	17,994,802

Cash and cash equivalents at end of period	$13,257,983	13,579,772

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

Supplemental cash flow information:
Cash paid for interest	$2,243,786	$1,950,727
Cash paid for taxes	$578,000	$632,000

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$-	$468,884
Change in dividends payable	$899,885	$899,885
Change in net unrealized gain on investment securities
available for sale, net of tax	$(179,637)	$(743,873)

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

Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2004.

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

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(3)	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	2005	2004

Balance at beginning of year	$2,531,330	2,669,204
Amounts charged off	(159,987)	(140,123)
Recoveries on amounts previously charged off	50,478	173,274
Provision for loan losses	408,000	180,000

Balance at June 30	$2,829,821	2,882,355

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

Financial Condition

Total assets at June 30, 2005 were $264,105,000, representing a $7,240,000 (2.82%) increase from December 31, 2004. Deposits increased $5,539,000 (2.39%) from December 31, 2004. The increase in deposits is primarily attributable to increases in time deposits of $7,030,000 and non-interest bearing checking accounts of $2,993,000, offset by decreases in interest-bearing checking accounts of $3,192,000 and money market accounts of $2,844,000. Loans increased $5,607,000 (3.01%) and investment securities increased $4,031,000 (8.63%) as compared to December 31, 2004. The allowance for loan losses at June 30, 2005 was $2,830,000, compared to the December 31, 2004 balance of $2,531,000, representing 1.48% of total loans at June 30, 2005, compared to 1.36% of total loans at December 31, 2004. Cash and cash equivalents decreased $2,495,000 from December 31, 2004.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $3,432,000 at June 30, 2005, representing a decrease of $3,551,000 (50.9%) from December 31, 2004. This decrease is attributable to decreases of $4,924,000 in loans more than 90 days past due and $522,000 in other real estate owned, offset by increases of $10,000 in repossessed collateral and $1,885,000 in nonaccrual loans. The reduction in loans more than 90 days past due is primarily due to two loans totaling $4,788,000 that were past due more than 90 days at year-end 2004 but were not in this status as of June 30, 2005. One of the loans, with an outstanding balance of $3,146,000 at December 31, 2004 was renewed and was current at June 30, 2005. The other loan, with a balance of $1,642,000 at December 31, 2004 was placed on nonaccrual status and collection efforts were ongoing at June 30, 2005. As a result of the decrease, total nonperforming assets were 1.79% of total loans at June 30, 2005 compared to 3.75% of total loans at December 31, 2004. Nonperforming loans represented 1.30% of total assets at June 30, 2005, compared to 2.72% of total assets at December 31, 2004. Nonaccrual loans represented 1.55% of total loans outstanding at June 30, 2005, compared to 0.58% of total loans outstanding at December 31, 2004. There were no related party loans which were considered to be nonperforming at June 30, 2005.

At June 30, 2005, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry. As of June 30, 2005, the Corporation had total commitments for construction and development loans of $69,913,000, of which $49,347,000 was funded and outstanding. Total funded and unfunded commitment amounts for hotel and motel loans were $25,677,000 at June 30, 2005 compared to $22,591,000 at December 31, 2004. Of the total commitments for hotel and motel loans, $20,927,000 was funded and outstanding at June 30, 2005, down from the December 31, 2004 total of $22,591,000. The Corporation monitors these concentrations on a monthly basis. The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely affect construction of new homes and developments of new housing communities. The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry. The Corporation has established a maximum dollar amount of hotel and motel loans that it is willing to fund.

Results of Operations

Net interest income increased $423,000 (8.62%) in the first six months of 2005 compared to the same period for 2004, primarily as a result of improved interest rate spread. The Bank’s net interest margin for the first six months of 2005 was 4.57%, compared to 4.36% for the same time period during 2004. Yield on interest earning assets for the six-month period ending June 30, 2005 was 6.46%, compared to 5.93% for the six-month period ending June 30, 2004. Average rate paid on interest bearing liabilities was 2.27% for the six months ending June 30, 2005, compared to 1.88% for the same period during 2004. The primary reason for the changes in the yields and cost of funds is due to increases in the prime rate during the first six months of 2005.

Interest income for the first six months of 2005 was $7,614,000, representing an increase of $859,000 (12.72%) as compared to the same period in 2004. Interest expense for the first six months of 2005 increased $436,000 (23.61%) compared to the same period in 2004. The increase in interest income during the first six months of 2005 compared to the same period in 2004 is primarily attributable to a higher interest rate market due to prime rate increases during the first two quarters of 2005 and an increase in outstanding loans. The increase in interest expense is primarily attributable to a higher level of deposits as well as the rising interest rate environment.

The Bank analyzes its allowance for loan losses on a monthly basis. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. For the six months ended June 30, 2005, the provision for loan losses was $408,000, compared to $180,000 for the same period in 2004. The increase in the provision for loan losses is primarily due to an increase in nonaccrual loans as compared to the second quarter of 2004. The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment. It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first six months of 2005 increased $38,000 (3.21%) compared to the first six months of 2004. This increase is primarily attributable to a $275,000 increase in service fees on checking accounts, offset by decreases in fee income on mortgage loans originated of $87,000 and gains on sales of fixed assets of $133,000. The increase in service fees on checking accounts is due to the Bank implementing an overdraft protection program during March 2005.The decrease in fee income on mortgage loans is due to a decrease in the volume of mortgage loans that the Bank originated during the first three months of 2005 as a result of a continued slowdown in the demand for refinancing. The demand for both original mortgage financing as well as refinancing has slowed to more traditional levels. The decrease in gains on the sales of fixed assets is due to the Bank selling three office condominiums in 2004 that had been used as an operations center by the Bank.

Other expenses for the first six months of 2005 increased $102,000 (2.39%) compared to the first six months in 2004. The increase is primarily attributable to a $75,000 (2.94%) increase in salaries and benefits expense primarily due to merit increases for employees.

The Bank’s effective tax rate was 29% and 28% for the six months ended June 30, 2005 and 2004, respectively.

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

The Bank tracks its interest rate sensitivity on a monthly basis using a model, which applies betas to various types of interest-bearing deposit accounts. The betas represent the Bank’s expected repricing of deposit rates based on historical data provided from a call report driven database. The betas are used because it is not likely that deposit rates would change the full amount of a prime rate increase or decrease.

At June 30, 2005, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $65,525,000, indicating that the Bank was asset sensitive. Rate shock data show that the Bank’s net interest income would increase $294,000 on an annual basis if rates increased 100 basis points, and would decrease $311,000 on an annual basis if rates fell 100 basis points.

Certain shortcomings are inherent in the method of analysis presented in the foregoing paragraph. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made above. In addition, significant rate decreases would not likely be reflected in liability repricing and therefore would make the Bank more sensitive in a falling rate environment.

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

The Corporation monitors its liquidity position monthly. The primary tool used in this analysis is an internal calculation of a liquidity ratio. This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase. At June 30, 2005, the Corporation’s liquidity ratio was 16.3%. This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed. Presently, the Corporation has arrangements with a commercial bank for short term unsecured advances up to $7,000,000, none of which were outstanding at June 30, 2005. Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at June 30, 2005.

During the first six months of 2005, cash and cash equivalents decreased $2,495,000 to a total of $13,258,000 at June 30, 2005. Cash inflows from operations totaled $1,173,000 during the first six months of 2005, while inflows from financing activities totaled $6,109,000, most of which were net deposit increases of $5,539,000.

Investing activities used $9,777,000 of cash and cash equivalents, consisting primarily of purchases of investment securities of $13,220,000 and net increases in loans totaling $5,716,000, offset by proceeds from calls, maturities and paydowns of securities totaling $8,564,000. At June 30, 2005, the Bank had $50,763,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments. At June 30, 2005, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $38,579,000 and $903,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $38,579,000 does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.

Capital

The following tables present the Bank’s regulatory capital position at June 30, 2005, based on the regulatory capital requirements of federal banking agencies. The capital ratios of the Corporation are essentially the same as those of the Bank at June 30, 2005 and therefore only the Bank’s ratios are presented. The Bank was considered “well-capitalized” at June 30, 2005.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	8.7%
Tier 1 Capital minimum requirement	4.0%

Excess	4.7%

Total Capital, Actual	12.9%
Total Capital minimum requirement	8.0%

Excess	4.9%

Leverage Ratio

Tier 1 Capital to adjusted total assets	8.7%
Minimum leverage requirement	3.0%

Excess	5.7%

Item 3.
CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of June 30, 2005. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Item 1.     Legal Proceedings

                         None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

                         None

Item 3.     Defaults Upon Senior Securities

                         None

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	Oconee Financial Corporation’s annual meeting of stockholders was held on May 2, 2005.

(b)	The following is a summary of matters submitted to a vote of security holders:

2.	The election * of the following directors to serve the current year term:

G. Robert Bishop	Carl R. Nichols
Jimmy L. Christopher	Ann B. Powers
Douglas D. Dickens	Jerry K. Wages
John A. Hale	Virginia S. Wells
B. Amrey Harden	Tom F. Wilson
Henry C. Maxey

A tabulation of votes concerning the above issue is as follows:

Shares voted in favor	659,389
Shares voted in person against	0
Shares abstained from voting	0

Total shares represented	659,389
Total shares outstanding	899,885

* Directors were elected by slate, not individually. Vote tabulation is therefore by slate.

Item 5.     Other Information

                         None

Item 6.    Exhibits

(a)	Exhibits
	31.1	Certification by B. Amrey Harden, CEO and President of the Corporation, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by Jerry K. Wages, Senior Executive Vice President and Chief Financial Officer of the Corporation, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          OCONEE FINANCIAL CORPORATION

By:    /s/ B. Amrey Harden
       B. Amrey Harden, President and CEO
       (Principal Executive Officer)

Date:      August 12, 2005

By:  /s/ Jerry K. Wages, Sr.
       Jerry K. Wages, Sr. Executive Vice President and CFO

Date:      August 12, 2005

By:  /s/ Steven A. Rogers
       Steven A. Rogers
       Vice President and Controller
       (Principal Accounting Officer)

Date:      August 12, 2005