Form 10QSB
period 2005-09-30
OCONEE FINANCIAL CORP
filed 2005-11-14
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

706-769-6611
(Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 899,815 shares of Common Stock, par value $2.00, outstanding as of November 14, 2005.

Transitional Small Business Disclosure Format  Yes ☐  No ☒

Index

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Index

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet
September 30, 2005
(Unaudited)

Assets

Cash and due from banks, including reserve requirements of $3,453,000	$7,131,318
Federal funds sold	19,827,000

Cash and cash equivalents	26,958,318

Investment securities available for sale	50,354,303
Other investments	614,429
Mortgage loans held for sale	2,271,510

Loans	188,852,407
Less: Allowance for loan losses	(2,966,139)

Loans, net	185,886,268

Premises and equipment, net	5,862,710
Accrued interest receivable and other assets	3,169,785

Total assets	$275,117,323

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$34,185,040
Interest-bearing	213,150,825

Total deposits	247,335,865

Securities sold under repurchase agreements	2,844,262
Accrued interest payable and other liabilities	886,963

Total liabilities	251,067,090

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,815 shares	1,799,630
Additional paid-in capital	4,243,332
Retained earnings	17,803,380
Accumulated other comprehensive income	203,891

Total stockholders’ equity	24,050,233

Total liabilities and stockholders’ equity	$275,117,323

See accompanying notes to financial statements.

Index

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months and the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Interest Income:
Loans	$3,455,648	2,842,313	9,966,736	8,481,583
Investment securities:
Tax exempt	207,137	198,674	592,412	608,240
Taxable	346,068	302,947	898,351	958,082
Federal funds sold and other	63,393	20,134	228,775	71,055
Total interest income	4,072,246	3,364,068	11,686,274	10,118,960

Interest Expense:
Deposits	1,332,583	825,854	3,598,797	2,665,554
Other	12,724	7,005	31,873	16,222
Total interest expense	1,345,307	832,859	3,630,670	2,681,776

Net interest income	2,726,939	2,531,209	8,055,604	7,437,184

Provision for loan losses	204,000	94,000	612,000	274,000

Net interest income after provision for loan losses	2,522,939	2,437,209	7,443,604	7,163,184

Other Income:

Service charges on deposit accounts	418,792	271,966	1,187,786	775,095
Mortgage banking income	124,303	96,294	306,968	365,880
Securities gains, net	-	22,661	6,282	46,798
Gains (losses) on sales and disposal of premises and equipment	-	70,501	(5,666)	196,621
Other operating income	137,595	134,313	410,223	398,152
Total other income	680,690	595,735	1,905,593	1,782,546

Other Expense:
Salaries and other personnel expense	1,313,188	1,245,709	3,919,758	3,777,720
Net occupancy and equipment expense	329,742	334,994	967,135	947,220
Other operating expense	519,039	504,086	1,611,654	1,595,172
Total other expense	2,161,969	2,084,789	6,498,547	6,320,112

Earnings before income taxes	1,041,660	948,155	2,850,650	2,625,618

Income taxes	309,563	275,194	839,498	743,392

Net earnings	$732,097	672,961	2,011,152	1,882,226

Earnings per common share based on average outstanding
shares of 899,865 in 2005 and 899,885 in 2004:	$0.81	0.75	2.24	2.09

See accompanying notes to financial statements.

Index

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004

Net earnings	$732,097	672,961	2,011,150	1,882,226

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of (benefit) tax
of ($68,971), $441,562, ($176,499) and $10,761	(112,722)	749,781	(288,462)	20,889
Reclassification adjustments for gains included in net
earnings, net of tax of $0, $8,609, $2,385 and $17,765	-	(14,052)	(3,897)	(29,033)

Total other comprehensive (loss) income	(112,722)	735,729	(292,359)	(8,144)

Comprehensive income	$619,375	1,408,690	1,718,791	1,874,082

See accompanying notes to financial statements.

Index

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$2,011,151	1,882,226
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	612,000	274,000
Depreciation, amortization and accretion	526,802	652,613
Gain on sale of investment securities	(6,282)	(46,798)
Loss (gain) on sales and disposals of fixed assets	5,666	(196,621)
Gain on sale of other real estate owned	(14,035)	(27,906)
Change in assets and liabilities:
Interest receivable and other assets	(474,770)	(474,993)
Interest payable and other liabilities	199,314	427,107
Mortgage loans held for sale	(1,143,810)	2,521,971

Net cash provided by operating activities	1,716,036	5,011,599

Cash flows from investing activities:
Proceeds from sale of investment securities	339,131	2,950,468
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	9,374,016	14,594,532
Purchases of investment securities available for sale	(13,805,486)	(7,679,327)
Purchases of other securities	(10,100)	-
Net change in loans	(2,964,107)	(13,502,688)
Purchases of premises and equipment	(377,737)	(2,259,134)
Proceeds from sale of premises and equipment	-	392,532
Proceeds from sale of other real estate owned	598,496	522,331

Net cash used by investing activities	(6,845,787)	(4,981,286)

Cash flows from financing activities:
Net change in deposits	15,582,762	(14,034,163)
Net change in securities sold under repurchase agreements	1,655,466	1,087,449
Net change in federal funds purchased	-	2,368,000
Purchase and retirement of stock	(3,640)	-
Dividends paid	(899,885)	(899,885)

Net cash provided (used) by financing activities	16,334,703	(11,478,599)

Net increase (decrease) in cash and cash equivalents	11,204,952	(11,448,286)

Cash and cash equivalents at beginning of period	15,753,366	17,994,802

Cash and cash equivalents at end of period	$26,958,318	6,546,516

Index

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

Supplemental cash flow information:
Cash paid for interest	$3,499,681	$2,772,043
Cash paid for taxes	$953,000	$754,000

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$112,665	$781,608
Change in dividends payable	$899,885	$899,885
Change in net unrealized gain on investment securities
available for sale, net of tax	$(292,359)	$(8,144)

See accompanying notes to financial statements.

Index

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

Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2004.

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

Index

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(3)	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	2005	2004

Balance at beginning of year	$2,531,330	2,669,204
Amounts charged off	(232,008)	(325,855)
Recoveries on amounts previously charged off	54,817	178,421
Provision for loan losses	612,000	274,000

Balance at September 30	$2,966,139	2,795,770

Index

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This discussion contains forward-looking statements that involve risk and uncertainties. Although the Corporation believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Corporation operates); competition from other providers of financial services offered by the Corporation; government regulations and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Corporation’s credit customers, all of which are difficult to predict and which may be beyond the control of the Corporation. The Corporation undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

Total assets at September 30, 2005 were $275,117,000, representing an $18,252,000 (7.11%) increase from December 31, 2004. Deposits increased $15,583,000 (6.72%) from December 31, 2004. The increase in deposits is primarily attributable to increases in time deposits of $13,735,000, non-interest bearing checking accounts of $4,970,000, and money market accounts of $1,313,000 offset by decreases in interest-bearing checking accounts of $2,658,000 and savings accounts of $1,777,000. Loans increased $2,787,000 (1.50%) and investment securities increased $3,622,000 (7.75%) as compared to December 31, 2004. The allowance for loan losses at September 30, 2005 was $2,966,000, compared to the December 31, 2004 balance of $2,531,000, representing 1.57% of total loans at September 30, 2005, compared to 1.36% of total loans at December 31, 2004. Cash and cash equivalents increased $11,205,000 from December 31, 2004.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due and in process of collection was $2,030,000 at September 30, 2005, representing a decrease of $4,954,000 (70.95%) from December 31, 2004. This decrease is attributable to decreases of $4,839,000 in loans more than 90 days past due, $485,000 in other real estate owned, and $4,000 in repossessed collateral, offset by an increase of $374,000 in nonaccrual loans. The reduction in loans more than 90 days past due is primarily due to two loans totaling $4,788,000 that were past due more than 90 days at year-end 2004. One of the loans, with an outstanding balance of $3,146,000 at December 31, 2004 was renewed and was current at September 30, 2005. The other loan, with a balance of $1,642,000 at December 31, 2004, was paid off during the first nine months of 2005. As a result of the decrease, total nonperforming assets were 1.07% of total loans at September 30, 2005 compared to 3.75% of total loans at December 31, 2004. Nonperforming loans represented 0.74% of total assets at September 30, 2005, compared to 2.72% of total assets at December 31, 2004. Nonaccrual loans represented 0.77% of total loans outstanding at September 30, 2005, compared to 0.58% of total loans outstanding at December 31, 2004. There were no related party loans which were considered to be nonperforming at September 30, 2005.

At September 30, 2005, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry. As of September 30, 2005, the Corporation had total commitments for construction and development loans of $68,289,000, of which $49,779,000 was funded and outstanding. Total funded and unfunded commitment amounts for hotel and motel loans were $23,241,000 at September 30, 2005 compared to $22,591,000 at December 31, 2004. Of the total commitments for hotel and motel loans, $18,491,000 was funded and outstanding at September 30, 2005, down from the December 31, 2004 total of $22,591,000. The Corporation monitors these concentrations on a monthly basis. The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely affect construction of new homes and developments of new housing communities. The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry. The Corporation has established a maximum dollar amount of hotel and motel loans that it is willing to fund.

Index

Results of Operations

Net interest income increased $619,000 (8.32%) in the first nine months of 2005 compared to the same period for 2004, primarily as a result of improved interest rate spread. Due to the increase in interest rate spread, the Bank’s net interest margin for the first nine months of 2005 was 4.54%, compared to 4.42% for the same time period during 2004. Yield on interest earning assets for the nine-month period ending September 30, 2005 was 6.51%, compared to 5.96% for the nine-month period ending September 30, 2004. Average rate paid on interest bearing liabilities was 2.39% for the nine months ending September 30, 2005, compared to 1.83% for the same period during 2004. The primary reason for the changes in the yields and cost of funds is due to increases in the prime rate during the first nine months of 2005.

Interest income for the first nine months of 2005 was $11,686,000, representing an increase of $1,567,000 (15.49%) as compared to the same period in 2004. Interest expense for the first nine months of 2005 increased $949,000 (35.38%) compared to the same period in 2004. The increase in interest income during the first nine months of 2005 compared to the same period in 2004 is primarily attributable to a higher interest rate market due to prime rate increases during the first three quarters of 2005 and an increase in interest-earning assets. The increase in interest expense is primarily attributable to a higher level of deposits as well as the rising interest rate environment.

The Bank analyzes its allowance for loan losses on a monthly basis. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. For the nine months ended September 30, 2005, the provision for loan losses was $612,000, compared to $274,000 for the same period in 2004. The increase in the provision for loan losses is primarily due to an increase in nonaccrual loans as compared to the third quarter of 2004, as well as economic risks within the Bank’s credit concentrations. These risks include rising interest rates and projected housing construction slowdowns that would affect the construction and development industry. The primary risk within the travel industry is rising fuel prices that could cause a slowdown in discretionary travel for some consumers. The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment. It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first nine months of 2005 increased $123,000 (6.90%) compared to the first nine months of 2004. This increase is primarily attributable to a $413,000 increase in service fees on checking accounts, offset by decreases in fee income on mortgage loans originated of $59,000 and gains on sales of fixed assets of $202,000. The increase in service fees on checking accounts is due to the Bank implementing an overdraft protection program during March 2005. The decrease in fee income on mortgage loans is due to a decrease in the volume of mortgage loans that the Bank originated during the first nine months of 2005 as a result of a continued slowdown in the demand for refinancing. The demand for both original mortgage financing as well as refinancing has slowed to more traditional levels. The decrease in gains on the sales of fixed assets is due to the Bank selling three office condominiums in 2004 that had been used as an operations center by the Bank.

Other expenses for the first nine months of 2005 increased $179,000 (2.83%) compared to the first nine months in 2004. The increase is primarily attributable to a $142,000 (3.76%) increase in salaries and benefits expense primarily due to merit increases for employees.

The Bank’s effective tax rate was 29% and 28% for the nine months ended September 30, 2005 and 2004, respectively.

Index

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

The Bank also measures its short-term exposure to interest rate risk by simulating the impact to net interest income under several rate change levels. Interest-earning assets and interest-bearing liabilities are rate shocked to stress test the impact to the Bank’s net interest income and margin. The rate shock levels span three 100 basis point increments up and down from current interest rates. This information is used to monitor interest rate exposure risk relative to anticipated interest rate trends. Asset/liability management strategies are developed based on this analysis in an effort to limit the Bank’s exposure to interest rate risk. This simulation indicates that the Bank’s net interest income would increase if interest rates increased.

The Bank tracks its interest rate sensitivity on a monthly basis using a model, which applies betas to various types of interest-bearing deposit accounts. The betas represent the Bank’s expected repricing of deposit rates based on historical data provided from a call report driven database. The betas are used because it is not likely that deposit rates would change the full amount of a prime rate increase or decrease. Repricing of loans is based on their interest rate agreement. If the loans are floating rate, they are considered immediately repriceable. If they are fixed rate, they are considered repriceable at maturity.

At September 30, 2005, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $61,990,000, indicating that the Bank was asset sensitive. Rate shock data show that the Bank’s net interest income would increase $279,000 on an annual basis if rates increased 100 basis points, and would decrease $191,000 on an annual basis if rates fell 100 basis points.

Certain shortcomings are inherent in this method of analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made above. In addition, significant rate decreases would not likely be reflected in liability repricing and therefore would make the Bank more sensitive in a falling rate environment.

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

The Corporation monitors its liquidity position monthly. The primary tool used in this analysis is an internal calculation of a liquidity ratio. This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase. At September 30, 2005, the Corporation’s liquidity ratio was 22.0%. This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

Index

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed. Presently, the Corporation has arrangements with two commercial banks for short term unsecured advances up to $7,000,000, none of which were outstanding at September 30, 2005. Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at September 30, 2005.

During the first nine months of 2005, cash and cash equivalents increased $11,205,000 to a total of $26,958,000 at September 30, 2005. Cash inflows from operations totaled $1,716,000 during the first nine months of 2005, while inflows from financing activities totaled $16,335,000, most of which were net deposit increases of $15,583,000.

Investing activities used $6,846,000 of cash and cash equivalents, consisting primarily of purchases of investment securities of $13,805,000 and net increases in loans totaling $2,964,000, offset by proceeds from calls, maturities and paydowns of securities totaling $9,374,000. At September 30, 2005, the Bank had $50,354,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments. At September 30, 2005, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $40,051,000 and $779,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount of $40,051,000 does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.

Capital

The following tables present the Bank’s regulatory capital position at September 30, 2005, based on the regulatory capital requirements of federal banking agencies. The capital ratios of the Corporation are essentially the same as those of the Bank at September 30, 2005 and therefore only the Bank’s ratios are presented. The Bank was considered “well-capitalized” at September 30, 2005.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	12.0%
Tier 1 Capital minimum requirement	4.0%

Excess	8.0%

Total Capital, Actual	13.2%
Total Capital minimum requirement	8.0%

Excess	5.2%

Leverage Ratio

Tier 1 Capital to adjusted total assets	9.0%
Minimum leverage requirement	3.0%

Excess	6.0%

Index

Item 3.
CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of September 30, 2005. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Index

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

	3.2	Amended and Restated Bylaws of Oconee Financial Corporation, dated May 7, 2001 (included as Exhibit 3.2 to the Bank’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).

	4	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated Bylaws which define the rights of the holders of Common Stock of the Bank.

	4.1	Form of Common Stock Certificate (included as Exhibit 4.1 to the Bank’s 10-KSB filed with the SEC on March 31, 2005 and incorporated herein by reference).

	31.1	Certification by B. Amrey Harden, CEO and President of the Corporation, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Jerry K. Wages, Senior Executive Vice President and Chief Financial Officer of the Corporation, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          OCONEE FINANCIAL CORPORATION

By:  /s/ B. Amrey Harden
        B. Amrey Harden, President and CEO
        (Principal Executive Officer)

Date:     November 14, 2005

By:   /s/ Jerry K. Wages
        Jerry K. Wages, Sr. Executive Vice President and CFO
        (Principal Financial Officer)

Date:      November 14, 2005

By:  /s/ Steven A. Rogers
       Steven A. Rogers
       Vice President and Controller
       (Principal Accounting Officer)

Date:      November 14, 2005