Form 10KSB
period 2005-12-31
OCONEE FINANCIAL CORP
filed 2006-03-31
CIK 1076691

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-25267

Oconee Financial Corporation
(Name of Small Business Issuer in its Charter)

Georgia	58-2442250
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 North Main Street, Watkinsville, Georgia 30677-0205
(Address of Principal Executive Offices) (Zip Code)

Issuer’s telephone number, including area code:  (706) 769 -6611

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Name of exchange on which registered:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $2.00 par value per share.

Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒       No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No   ☒

State issuer’ s revenues for its most recent fiscal year.  $18,854,593

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 23, 2006: 523,087 shares of common stock with an aggregate value of $14,081,502 (based on approximate book value of the common stock).

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of March 31, 2006, there were issued and outstanding 899,815 shares of common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2006 annual meeting of shareholders are incorporated by reference into Part III.

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

At December 31, 2005, the Bank’s total assets were $285,065,000, compared to $256,865,000 at year-end 2004.  Over the past 5 years, total assets of the Bank have grown by $103,140,000, representing an increase of 56.7%.

Services

The Bank is a community oriented, full-service commercial bank, headquartered in Oconee County, Georgia with five full-service banking offices and seven automated teller machines (“ATMs”).  The Bank places an emphasis on retail and small business banking, and offers customary banking services such as consumer and commercial checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, safe deposit facilities, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, offers lines of credit, VISA and MasterCard accounts, and provides a variety of other banking services.

Markets

The Bank operates primarily in Oconee and Athens-Clarke counties in Georgia.  The Bank’s secondary market is defined as other counties contiguous to Oconee County, which include Greene, Morgan, Walton, Barrow, and Oglethorpe, as well as Madison County, which is not contiguous to Oconee County, but is a part of the Athens Metropolitan Statistical Area.

Deposits

The Bank offers a full range of deposit accounts and services to both consumers and businesses.  At December 31, 2005, the Bank’s deposit base totaled $256,799,000 and consisted of the following types of accounts:

	Amount	Percentage

Non-interest bearing demand deposits	$32,757,000	12.8%
Interest-bearing NOW accounts	45,012,000	17.5%
Money market deposit accounts	19,493,000	7.6%
Savings deposits	51,512,000	20.1%
Time deposits less than $100,000	62,511,000	24.3%
Time deposits of $100,000 or more	34,254,000	13.3%
Individual retirement accounts	11,260,000	4.4%
Total Deposits	$256,799,000	100.0%

Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans

The Bank makes both secured and unsecured loans to individuals and businesses.  At December 31, 2005, the Bank’s loan portfolio totaled $206,474,000, consisting of the following categories of loans:

	Amount	Percentage

Residential mortgage loans and commercial loans secured by real estate	$175,563,000	85.0%
Agricultural loans	136,000	0.1%
Commercial and industrial loans	20,877,000	10.1%
Credit cards and related plans	816,000	0.4%
Consumer loans (excluding credit cards)	9,083,000	4.4%
LESS: Unearned income	(1,000)	0.0%
Total Loans Net of Unearned Income	$206,474,000	100.0%

The following table shows the amounts and growth for loans, deposits, capital, and total assets at December 31, for the years ended 2000-2005 (dollar amounts are in millions):

	2005	2004	2003	2002	2001	2000	5-YearGrowth
Loans	$206.5	$186.1	$171.2	$179.6	$151.3	$123.3	$83.2
Deposits	256.8	231.8	228.6	211.4	179.7	150.5	106.3
Capital	23.7	22.3	20.8	19.0	16.8	15.1	8.6
Total Assets	285.1	256.9	252.0	246.6	212.5	181.9	103.2

As of December 31, 2005, the Bank had concentrations of loans to the housing industry and to the hotel and motel industry.  Outstanding loans secured by the housing industry totaled $59,538,000, which represented 28.8% of the Bank’s loan portfolio at December 31, 2005.  At year-end 2005, total outstanding balances and commitments for development and construction loans to the housing industry were $81,430,000, which represented 39.4% of the Bank’s total loans and 341.8% of the Bank’s Tier 1 equity capital.  The Bank’s established guideline for this concentration is to be at a balance that represents less than 425% of Tier 1 equity capital.  Demand for single family home construction, as well as acquisition and development lending, remains solid due to low interest rates and the desirability of living in Oconee County, which have fueled demand for new housing and new subdivisions in the area.  The traffic and expansion associated with Georgia Highway 316 and Highway 441 may continue to encourage further housing growth, resulting in the Bank’s continued concentration of loans to the housing industry.

As of December 31, 2005, total outstanding balances for hotel and motel industry loans were $19,569,000, which represented 9.5% of the Bank’s total loans. At year-end 2005, total outstanding balances and commitments for hotel and motel loans were $23,415,000, which represented 11.3% of the Bank’s total loans and 98.3% of the Bank’s Tier 1 equity capital.  The Bank’s established guideline for this concentration is to be at a balance that represents less than 200% of Tier 1 equity capital.  Due to the current economic environment and its effects on the travel industry, the Bank does not anticipate any additional loan growth in this area.

Lending Policy

The current lending policy of the Bank is to offer consumer, real estate, and commercial credit services to individuals and entities that meet the Bank’s credit standards.  Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which he can make to a single borrower or a related group of borrowers. The Bank provides each lending officer with written guidelines for lending activities to ensure that the Bank’s policies and procedures are followed consistently. Throughout the lending decision, the customer’s credit worthiness is examined through credit bureau reports on the borrower’s credit history as well as the borrower’s credit history at the Bank. Various financial information is obtained from the borrower and guarantor(s) and analyzed to determine the borrower’s ability to repay the loan. On commercial loans greater than $200,000, a written cash flow analysis is required to determine if the borrower has the ability to repay the debt from primary sources of income. In addition, collateral adequacy is examined to determine whether or not the collateral would be sufficient to cover any of the Bank’s risk exposure in the event that the Bank is required to rely on the liquidation of the collateral as a secondary source of repayment.

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

Loan Review and Non-Performing Assets

The Bank periodically reviews its loan portfolio to determine deficiencies and corrective action to be taken.  Senior lending officers conduct reviews of borrowers with total direct and indirect indebtedness of $1,000,000 or more and closely monitor all past due loans.  Past due loans are reviewed at least weekly by lending officers, and a summary report is reviewed monthly by the Board of Directors of the Bank.  In addition, the Bank maintains internal classifications of potential problem loans.  The Bank also utilizes an independent external loan review specialist to review all customer relationships with outstanding debt exceeding $1,000,000 as well as a sampling of loan relationships with balances below $1,000,000.

The portion of loans that are not supported by collateral are typically charged off when the loan reaches a past due status of 120 days.  For those customers with fully-secured loans who have begun bankruptcy proceedings, as well as loans on which the Bank has begun foreclosure or other steps of collection, the loans are placed in nonaccrual status. Exceptions involve loans which are technically past due but in the process of renewal.

Investment Policy

The Bank’s investment policy provides guidelines for determining permissible investments in the investment portfolio, credit criteria and quality ratings, the desired mix among those investments, and preferred maturity distribution of the portfolio.  The Bank’s objectives concerning its investment portfolio require balancing the Bank’s goals with respect to asset/liability management, profitability, liquidity, pledging, and local community support.  The Bank’s President and CEO, Senior Executive Vice President and CFO, and Vice President and Controller are authorized to buy and sell securities according to criteria set forth in the investment policy.  Individual transactions, portfolio composition, and performance are reviewed by the Bank’s Investment and Asset/Liability Management Committee and the full Board of Directors of the Bank on a monthly basis.  The investment policy is reviewed annually by the Bank’s Board of Directors.

Generally, all of the Bank’s securities are classified as “Available for Sale”. As of December 31, 2005, investment securities totaled $51,334,000.

The primary risks in the Bank’s securities portfolio consist of two types:

(1)
Credit risk, or the risk of default of the issuer.  Treasury and government agency securities comprised 61.1% of the portfolio; therefore the credit risk is primarily limited to the risk of default of the U.S. Government and its agencies.  State, County, and Municipal bonds represent 36.0% of the portfolio with the credit risk limited to the risk of default of the issuing authorities.  Other debt securities comprised 2.9% of the portfolio with the credit risk being the risk of default of the issuer of the debt security.

(2)
Interest rate risk, or the risk of adverse movements in interest rates on the value of the portfolio.  In general, a rise in interest rates will cause the value of the Bank’s securities portfolio to decline.  The longer the maturity of an individual security, the greater the effect of change in interest rate on its value.  For a discussion of the Bank’s interest rate risk management policies and management, see “Management’s Discussion and Analysis of Financial Condition and Plan of Operation for the Years Ended December 31, 2005 and 2004 - Asset/Liability and Interest Rate Sensitivity Management.”

Competition

The Bank competes in Oconee County with six other commercial banks.  With three full-service and one limited banking office within Oconee County, the Bank is the market leader in Oconee County in terms of assets, deposit size, facility locations, and market coverage.

The Bank also competes in Athens-Clarke County.  There are eleven other commercial banks in Athens-Clarke County, six of which have offices in Oconee County.  As of June 30, 2005, the other eleven banks located in Athens-Clarke County held deposits totaling $1,637,000,000.  The Bank’s physical presence in Athens-Clarke County is limited to one full-service branch, a full-service in-store branch in the East Athens Wal-Mart Supercenter, and one ATM, located in a convenience store.

The following table shows deposits by financial institution along with market share in Oconee County for the period ended June 30, 2005 (dollar amounts are in thousands):

	Total Deposits	Market Share
Oconee State Bank	$218,033	47.3%
North Georgia Bank	103,643	22.5%
Athens First Bank & Trust Company	86,579	18.8%
Bank of America, N.A.	29,213	6.3%
First American Bank & Trust Company	12,008	2.6%
SunTrust Bank	8,162	1.8%
Community Bank & Trust	3,122	0.7%
Total Deposits	$460,760	100%

In addition, the Bank competes with commercial banks, thrifts, and various other financial institutions and brokerage firms and, to a lesser extent, with credit unions and for loans with insurance companies, small loan or finance companies, and certain governmental agencies.

The business of the Bank is not materially seasonal.  Construction and development lending slows somewhat in Fall and Winter, but not to the degree that there is an appreciable impact upon the Bank’s Balance Sheet or Statement of Earnings.

Forward Looking Statements

Information provided by Oconee or statements made by our directors, officers or employees may constitute “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties.  Any statements made in this Annual Report on Form 10-KSB including any statements incorporated by reference, which are not statements of historical fact, are forward-looking statements.  These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally in the United States and in the markets where Oconee operates); competition from other providers of financial services; changes in government regulations and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of Oconee’s credit customers; the sufficiency of the Bank’s allowance for loan losses; trade, monetary and fiscal policies and laws, including Federal Reserve interest rate policies; inflation or fluctuation in market conditions; technology changes; consumer income levels and spending and savings habits changes; and Oconee’s ability to manage the foregoing risks and factors; all of which are difficult to predict and which may be beyond the control of Oconee.  Oconee undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Supervision and Regulation

The following is an explanation of the supervision and regulation of Oconee and the Bank as financial institutions. This explanation does not purport to describe supervision and regulation of general business companies.

General.  Oconee is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Act”).  Oconee is required to file annual and quarterly financial information with the Federal Reserve and is subject to periodic examination by the Federal Reserve.

The Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company.  In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities.  This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

•	making or servicing loans and certain types of leases; performing certain data processing services;
•	acting as fiduciary or investment or financial advisor;
•	providing discount brokerage services;
•	underwriting bank eligible securities;
•	underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and
•	making investments in corporations or projects designed primarily to promote community welfare.

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (the “GLB Act”) relaxed the previous limitations and permitted bank holding companies to engage in a broader range of financial activities.  Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  Among the activities that are deemed “financial in nature” include:

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

A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act.  A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities.  Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the bank holding company restrictions of the Act.

Under the GLB Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries.  The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary.  For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

Oconee has no current plans to become a financial holding company.

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

Oconee is an “affiliate” of the Bank under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Bank to Oconee, (2) investments in the stock or securities of Oconee by the Bank, (3) the Bank’s taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower, and (4) the purchase of assets from Oconee by the Bank.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

The payment of dividends by Oconee and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Bank.  At December 31, 2005, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $1,543,000.  For 2005, Oconee’s cash dividend payout to stockholders was 32.4% of net income.

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

Capital Adequacy.  The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have (1) a minimum level of total capital to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital to risk-weighted assets of four percent (4%); and (3) a minimum stockholders’ equity to risk-weighted assets of four percent (4%).  In addition, the Federal Reserve and the FDIC have established a minimum four percent (4%) leverage ratio of Tier One Capital to total assets for all but the most highly rated banks and bank holding companies.  “Tier One Capital” generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles.  The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than four percent (4%)

if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve.  The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

In addition, Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”).  The “prompt corrective action” provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches 2%.  Better-capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Under the FDIC’s regulations, the Bank was a “well capitalized” institution at December 31, 2004 and December 31, 2005.

Set forth below are pertinent capital ratios for the Bank as of December 31, 2005 and 2004:

	2005	2004
Total Risk-Based Capital	12.4%	12.0%
Tier 1 Risk-Based Capital	11.1%	10.8%
Leverage Ratio (Tier 1 Capital to Average Total Assets	8.4%	8.5%

Loans. Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. The Bank adopted the federal guidelines in 2001.

Transactions with Affiliates. Under federal law, all transactions between and among a state nonmember bank and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Generally, these requirements limit these transactions to a percentage of the bank’s capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The FDIC is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a bank. The regulations also set forth various reporting requirements relating to transactions with affiliates.

Financial Privacy. In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the “USA Patriot Act”) has imposed significant new compliance and due diligence obligations, creating new crimes and penalties. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to United and the Banks. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputation-related consequences for the institution.

Available Information

Oconee is subject to the information requirements of the Securities Exchange Act of 1934, which means that it is required to file certain reports, proxy statements, and other information, all of which are available at the Public Reference Section of the Securities and Exchange Commission at Room 1580, 100 F. Street, NE, Washington, D.C. 20549. You may also obtain copies of the reports, proxy statements, and other information from the Public Reference Section of the SEC, at prescribed rates, by calling 1-800-SEC-0330. The SEC maintains a World Wide Web site on the Internet at www.sec.gov where you can access reports, proxy, information and registration statements, and other information regarding Corporations that file electronically with the SEC through the EDGAR system.

Oconee’s Internet website address is www.oconeestatebank.com.

Employees

At December 31, 2005, the Bank had 79 full-time employees and 35 part-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are generally good.

ITEM 2.    DESCRIPTION OF PROPERTIES.

The Bank operates five full-service banking offices, one limited service banking office and two support services spaces as follows:

(1)	Main Office 35 North Main Street Watkinsville, Georgia 30677

(2)	Bogart Branch U.S. Highway 78 Bogart, Georgia 30622

(3)	Butler’s Crossing Branch 2000 Experiment Station Road Watkinsville, Georgia 30677

(4)	Mortgage Department/Operations Annex (Limited Service/Support Offices for Main Office) Condominium Units 10 and 12 Durham Street Watkinsville, Georgia 30677

(5)	Athens Branch 500 North Milledge Avenue Athens, Georgia 30605

(6)	East Athens Wal-Mart Supercenter (In-Store Full Service Branch) 4375 Lexington Road Athens, Georgia 30605

(7)	Operations Center 7920 Macon Highway Watkinsville, Georgia 30677

The executive offices and the main office of Oconee and the Bank are located in a 6,500 square-foot facility owned by Oconee at 35 North Main Street in Watkinsville, Georgia with three drive-thru windows and a walk-up ATM. Two parking lots adjacent to the main office are leased and provide additional parking for employees.

The Bogart Branch is located at the intersection of U.S. Highway 78 and Mars Hill Road in Bogart, Georgia.  This 5,250 square-foot facility owned by Oconee has 2 drive-thru windows and a drive-thru ATM.

The Bank owns two office condominium units adjacent to and behind its main office in Watkinsville.  Each unit contains 1,180 square feet on the ground floor and 450 square feet on the second floor, for a total of 1,630 square feet per unit or 3,260 square feet for both units owned.  The units house the Bank’s mortgage loan department and the Bank’s Chief Loan Officer and his support staff.

The Bank’s Operations Center located at 7920 Macon Highway in Watkinsville, Georgia.  The building is owned by Oconee and is approximately 60,000 square feet and is located on approximately 10 acres of land.  The Bank uses approximately 20,000 square feet to house personnel in the human resources, deposit operations, information technology, loan operations, compliance and accounting departments.  The rest of the building is available for the Bank to lease to other companies.  Currently, the remainder of the building is leased.

The Butler’s Crossing Branch is located at 2000 Experiment Station Road in Watkinsville, Georgia. This 2,800 square-foot facility has three drive-thru windows and houses one commercial lender and administrative assistant and several tellers. The branch is leased by the Bank. The lease was entered into in September of 2005 and has a term of five years at a monthly rate of $5,000.00.

The Athens Branch is located at 500 North Milledge Avenue in Athens, Georgia.  The branch is a 2,000 square foot building that houses one commercial loan officer and one mortgage loan originator, along with their support staff, as well several tellers.  The branch is leased by the Bank.  The lease was renewed in July of 2003 and has a term of two years at a monthly rate of $2,205.00.

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

Management believes that all of Oconee’s properties are adequately covered by insurance.

ITEM 3.    LEGAL PROCEEDINGS.

In the ordinary course of operations, Oconee and the Bank are defendants in various legal proceedings. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of Oconee.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of Oconee during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Markets For Capital Stock and Dividends

Oconee’s common stock, its only class of equity securities, is not traded on an established public trading market. The following table sets forth certain information regarding trades of Oconee common stock known by management for the indicated periods:

	Number of	Aggregate	Size of Trades		Price of Trades
Year	Trades	Shares	Smallest	Largest	Lowest	Highest
2005	78	8,005	1 share	1,000 shares	$52.00	$85.00
2004	35	1,980	1 share	300 shares	$72.00	$85.00

At March 23, 2006, there were approximately 700 recordholders of Oconee common stock and 899,815 shares issued and outstanding.

In 2005 and 2004, Oconee declared cash dividends of $1.10 and $1.00 per share, respectively, payable to shareholders of record on December 31 of each year.  Cash dividends for 2005 represented a payment of 32.4% of net income for the year compared to 35.6% for 2004.  While Oconee intends to continue paying cash dividends on an annual basis, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by Oconee’s Board of Directors upon their consideration of various factors, which may include Oconee’s financial condition and results of operations, investment opportunities available to Oconee, changes in regulatory capital requirements, tax consideration and general economic conditions.  See “Supervision and Regulation - Payment of Dividends.”

Share Repurchases

Oconee repurchased 70 shares of common stock during July 2005 at a total cost of $3,640. These shares were subsequently retired. There were no share repurchases during 2004.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004.

This analysis of Oconee has been prepared to provide insight into the financial condition of the Company, and addresses the factors which have affected the Company’s results of operations.  The Company’s financial statements and accompanying notes which follow are an integral part of this review and should be read in conjunction with it.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The consolidated financial statements include the financial statements of Oconee and the Bank (for purposes of this Item 6, collectively called, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report to Shareholders.

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

Selected Financial Information
	2005	2004	2003	2002	2001
	(Amounts in thousands, except per share data)
Net interest income	$11,111	$10,003	$9,033	$8,665	$8,022
Other operating income	2,513	2,217	3,003	2,504	1,922
Provision for loan losses	612	394	645	555	300
Net income	3,056	2,531	2,678	2,612	2,393
Net income per common share	3.40	2.81	2.98	2.90	2.66
Total assets	285,065	256,865	251,956	246,286	212,524
Cash dividends declared per common share	1.10	1.00	1.00	1.00	1.00

RESULTS OF OPERATIONS

Net Interest Income

The Company’s earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense that is paid on deposit and other liabilities.

Net interest income in 2005, which was $11,111,000, increased by $1,108,000, or 11.1%, over 2004. Net interest income improved as a result of an increase in interest income of $2,656,000 offset by an increase in interest expense of $1,547,000. The increase in interest income was due primarily to an increase in average interest-earning assets of $15,881,000 in 2005 as compared to 2004 as well as an increasing net interest margin resulting from the rising interest rate environment. Average outstanding loan balances during 2004 were $15,752,000 higher than 2004 levels, primarily as a result of the Bank purchasing participations in loans totaling $18,680,000 during 2005. The increase in the prime rate, which is the base rate for the Bank’s variable rate loans, from 5.25% at the beginning of 2005 to 7.25% at December 31, 2005 led to increased interest rates on loans tied to the prime rate. The increase in interest expense is primarily due to an increase in average interest-bearing liabilities of $11,406,000 in 2005 as compared to 2004. This increase is primarily attributable to an increase of $13,655,000 in average time deposits, offset by a decrease of $2,528,000 in average savings accounts. In addition to the increase in average balances, the higher interest rate environment also contributed significantly to the increase in interest expense.

Net interest income in 2004, which was $10,003,000, increased by $970,000, or 9.7%, over 2003. Net interest income improved as our net interest margin increased because the $784,000 decrease in interest income was less than the $1,754,000 decrease in interest expense. These decreases were due primarily to a decrease in average interest-earning assets of $11,348,000 in 2004 as compared to 2003. Average balances in Federal funds sold during 2004 were $8,737,000 lower than 2003 levels. This decrease is due to the Bank’s efforts to build up Federal funds sold during 2003 in order to repay a Federal Home Loan Bank advance of $13,300,000 that matured in August 2003. Average loans outstanding during 2004 were $4,484,000 lower than 2003. Although year-end totals for loans show an increase of $14,914,000, the average balance was lower due to the fact that the majority of this loan increase occurred during the third and fourth quarter of 2004. The decrease in interest expense is primarily due to a $1,135,000 decrease in interest expense on time deposits and a decrease of $553,000 in interest expense on Federal Home Loan Bank advances. The decrease in interest expense on time deposits is a result of average balances in time deposits decreasing $14,903,000 from 2003 to 2004. The decrease in interest expense on Federal Home Loan Bank advances is due to the full repayment of the $13,300,000 advance in August 2003.

Table 1 below sets forth the average balance for each category of interest-earning assets and interest-bearing liabilities and the average rate of interest earned or paid thereon for the years ended December 31, 2005, 2004 and 2003. Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported. Loan fees of $496,000, $437,000 and $647,000 are included in the yields for 2005, 2004 and 2003, respectively. Yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Table 1

Average Balance Sheets and Interest Rates

	For the Years Ended December 31,

	2005			2004			2003

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest earning assets:
Investment securities:
Taxable	$27,975,015	$1,154,080	4.13%	$30,278,801	$1,165,597	3.85%	$29,174,332	$972,110	3.33%
Non-taxable	16,966,818	801,772	4.73%	16,617,082	801,396	4.82%	16,534,171	786,847	4.76%
Other Investment Securities	2,112,050	117,679	5.57%	2,222,672	109,441	4.92%	1,536,662	68,662	4.47%
Federal funds sold	10,356,173	342,585	3.31%	7,448,265	100,011	1.34%	16,185,123	169,988	1.05%
Loans (including loan fees)	194,200,656	13,925,648	7.17%	178,449,084	11,509,253	6.45%	182,933,219	12,472,490	6.82%
Total interest-earning assets	251,610,712	16,341,764	6.49%	235,015,904	13,685,698	5.82%	246,363,507	14,470,097	5.87%
Allowance for loan losses	(2,793,934)			(2,803,003)			(2,376,496)
Cash and due from banks	6,975,731			7,245,501			7,000,382
Other assets	9,754,382			10,029,256			8,740,202
Total assets	$265,546,891			$249,487,658			$259,727,595
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$57,304,533	$871,368	1.52%	$57,964,350	$615,260	1.06%	$56,018,253	$768,243	1.37%
Savings	53,790,134	1,235,106	2.30%	56,318,461	911,977	1.62%	47,182,345	831,956	1.76%
Time	95,233,721	3,080,559	3.23%	81,578,878	2,132,542	2.61%	96,482,324	3,267,922	3.39%
Federal Funds Purchased	71,964	1,527	2.12%	35,669	1,508	4.23%	-	-	-
Federal Home Loan Bank Advances	-	-	-	-	-	-	8,599,452	552,778	6.43%
Securities sold under repurchase agreements	2,348,393	41,892	1.78%	1,445,658	21,820	1.51%	897,839	15,920	1.77%
Total interest bearing liabilities	208,748,745	5,230,452	2.51%	197,343,016	3,683,107	1.87%	209,180,213	5,436,819	2.60%
Non-interest bearing deposits	31,835,382			29,102,010			28,432,352
Other liabilities	1,539,053			1,198,398			1,838,430
Total liabilities	242,123,180			227,643,424			239,450,995
Stockholders’ equity	23,423,711			21,844,234			20,276,600
Total liabilities and stockholders’ equity	$265,546,891			$249,487,658			$259,727,595
Excess of interest-bearing assets over interest-bearing liabilities	$42,861,967			$37,672,888			$37,183,294
Ratio of interest-earning assets to interest -bearing liabilities	120.53%			119.09%			117.78%
Net interest income		$11,111,312			$10,002,591			$9,033,278
Net interest spread			3.98%			3.95%			3.27%
Net interest margin (1)			4.42%			4.26%			3.67%

(1) Net interest margin is the net return on interest-earning assets. It is computed by dividing net interest income by average earning assets.

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

Table 2
Volume-Rate Analysis

	2005 over 2004 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Taxable	$(95,213)	$83,696	$(11,517)
Non-taxable	16,571	(16,195)	376
Other investment securities	(6,123)	14,361	8,238
Federal funds sold	95,793	146,781	242,574
Loans (including loan fees)	1,026,397	1,389,998	2,416,395
Total interest earning assets	1,037,425	1,618,641	2,656,066
Interest expense on:
Deposits:
Interest bearing demand	(9,914)	266,022	256,108
Savings	(59,098)	382,227	323,129
Time	444,254	503,763	948,017
Securities sold under repurchase agreements	15,455	4,617	20,072
Federal Funds purchased	19	-	19
Total interest bearing liabilities	390,716	1,156,629	1,547,345
Net interest income	$646,709	$462,012	$1,108,721

Table 2
Volume-Rate Analysis (continued)

	2004 over 2003 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Taxable	$36,037	$157,450	$193,487
Non-taxable	3,999	10,550	14,549
Other investment securities	13,294	27,485	40,779
Federal funds sold	(91,761)	21,784	(69,977)
Loans (including loan fees)	(726,240)	(236,997)	(963,237)
Total interest earning assets	(764,671)	(19,728)	(784,399)
Interest expense on:
Deposits:
Interest bearing demand	26,662	(179,645)	(152,983)
Savings	161,095	(81,074)	80,021
Time	(500,771)	(634,609)	(1,135,380)
Securities sold under repurchase agreements	69,139	(63,239)	5,900
Federal Funds purchased	1,508	-	1,508
Federal Home Loan Bank Advances	(552,778)	-	(552,778)
Total interest bearing liabilities	(795,145)	(958,567)	(1,753,712)
Net interest income	$30,474	$938,839	$969,313

Provision for Loan Losses

Provisions for loan losses are charged to income in order to bring the total allowance for loan losses to a level deemed appropriate by management based on management’s judgment as to potential losses within the Company’s loan portfolio based on the valuation of impaired loans, loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies and the overall quality of the loan portfolio and general economic conditions.

The provision for loan losses in 2005 was $612,000 compared to $394,000 in 2004. The increase in the provision for loan losses is primarily due to an increase in the outstanding balances of the loan portfolio as compared to 2004.

The allowance for loan losses represented approximately 1.36% of total loans outstanding at December 31, 2005 compared to 1.43% at December 31, 2004. Net charge-offs for 2005 declined to $198,000, a more traditional level, compared to $532,000 during 2004. Net charge-offs as a percentage of the provision for loan losses were 32.4% and 135.0% for the years ended December 31, 2005 and 2004, respectively. The reduction in the coverage ratio for the provision for loan losses during 2005 is due to improvement in the credit quality of the loan portfolio, as noted by a decrease in average impaired loans of $4,273,000 during 2005 as compared to 2004 levels. The increase in net charge-offs for 2004 was primarily attributable to the charge-off of a single loan with a balance of $303,000. Excluding this one significant loan, the net charge-off totals for the two years are fairly representative of traditional net charge-off levels of the Bank. Management believes that the level of the allowance is appropriate based on the loan portfolio and current economic conditions.

The provision for loan losses in 2004 was $394,000 compared to $645,000 in 2003. The decrease in the provision for loan losses was primarily attributable to a build-up of reserves during 2003 as a result of increases in loans that were classified as substandard or doubtful during 2003.

The allowance for loan losses represented approximately 1.43% of total loans outstanding at December 31, 2004 compared to 1.56% at December 31, 2003. Net charge-offs for 2004 were $532,000 compared to $75,000 during 2003. Net charge-offs as a percentage of the provision for loan losses were 135.0% and 11.6% for the years ended December 31, 2004 and 2003, respectively. The increase in net charge-offs for 2004 was a primarily attributable to one large charge-off totaling $303,000.

Non-Interest Income

Other income of $2,513,000 in 2005 increased from 2004 by $296,000 or 13.4% due primarily to an increase of $571,000 in insufficient funds service charges on deposit accounts, offset by a decrease in gains on sales of fixed assets of $203,000 and a decrease in gains on the sales of investment securities of $40,000. The increase in insufficient funds service charges is due to the Bank implementing an overdraft protection program for its customers in March 2005. The decrease in gains on sales of fixed assets is due to the sales of three office condominiums in 2004.

Other income of $2,217,000 in 2004 decreased from 2003 by $786,000 or 26.2% due primarily to a decrease of $1,050,000 in mortgage banking income, offset by an increase in gains on sales of real estate of $195,000 and an increase in gains on sales of investment securities of $47,000. The decrease in mortgage banking income reflects an expected return of mortgage loan demand to historical levels as compared to the previous two years as a result in the lessened demand for refinancing of mortgage loans. The increase in gains on sales of real estate is due to the gains on the sales of three office condominium units. The condominiums were sold when they were vacated by the Bank’s operations and support personnel upon their move to the Operations Center in May 2004.

Non-Interest Expense

Other expenses of $8,610,000 in 2005 increased by $329,000 or 4.0% over 2004. The increase in other expenses is attributable to an increase in salaries and employee benefits expense of $347,000, primarily due to merit increases for employees.

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

Income Tax Expense

The Company’s effective tax rates were 31%, 29% and 28% for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in effective tax rate reflects the decrease in relative impact of non-taxable interest income on net income of the Company.

ANALYSIS OF FINANCIAL CONDITION

Summary

During 2005, average total assets increased $16,059,000 (6.4%) from 2004. Average deposits increased $13,200,000 (5.9%) in 2005 from 2004. Average loans increased $15,752,000 (8.8%) in 2005 over 2004.

Year-end balances at December 31, 2005 and 2004 reflect an increase in total assets of $28,200,000 (11.0%) from 2004 to 2005. Total deposits increased $25,046,000 (10.8%) from 2004 to 2005. Total loans increased $20,408,000 (11.0%) from 2004 to 2005. Year-end time deposits increased $22,043,000 (25.6%) from 2004 to 2005 while all other deposit accounts increased $3,004,000 (2.1%) from 2004 to 2005.

Investment Securities

All of the Company’s investment securities are classified as available-for-sale (“AFS”). At December 31, 2005, the market value of AFS securities totaled $51,334,000, compared to $46,732,000 and $53,475,000 at December 31, 2004 and 2003, respectively. The increase in investment securities from 2004 to 2005 is due to purchases of securities throughout 2005. Table 3 presents the market value of the presently held AFS securities for the years ended December 31, 2005, 2004 and 2003.

Table 3
Investment Portfolio

	2005	2004	2003
Available for sale
State, county and municipal	$18,475,471	$16,901,346	$18,165,794
United States Government agencies	20,654,830	17,670,308	19,300,929
Mortgage-backed	10,703,439	10,662,410	14,508,176
Other debt securities	1,500,000	1,497,500	1,500,000
Totals	$51,333,740	$46,731,564	$53,474,899

The composition of the investment securities portfolio reflects the Company’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Table 4 presents the AFS securities held by the Company by maturity category at December 31, 2005. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity and yields are not calculated on a tax equivalent basis. Mortgage backed securities are included in the maturities categories.

Table 4
Maturity Distribution and Weighted Average Yield on Investments (1)

	U.S. Government Agencies	Mortgage- Backed Securities (2)	State, County and Municipal	Trust Preferred Securities	Weighted Average Yields

Within 1 year	$2,966,994	$-	$155,310	$-	3.58%
After 1 through 5 years	9,338,125	1,279,422	1,424,384	-	3.68%
After 5 through 10 years	8,349,711	1,829,290	5,205,925	1,000,000	4.65%
After 10 years	-	7,594,727	11,689,852	500,000	4.61%
Totals	$20,654,830	$10,703,439	$18,475,471	$1,500,000

(1)  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
(2)  These securities are government guaranteed securities. Mortgage-backed securities provide a cash flow of principal and interest over time that is not reflected in this table.

Loans

The loan portfolio is the largest category of the Company’s earning assets and is comprised of commercial loans, real estate mortgage loans, real estate construction loans and consumer loans. The Company conducts primary lending through its branches in Oconee and Athens-Clarke counties, Georgia, while its secondary lending market consists of those counties contiguous with Oconee County, including Greene, Morgan, Walton, Barrow and Oglethorpe, and to Madison County, which is not contiguous to Oconee County, but is part of the Athens Standard Metropolitan Statistical Area.

The composition of the Company’s loan portfolio is presented in Table 5.

Table 5
Loan Portfolio

	2005	2004	2003	2002	2001
Commercial, industrial and agricultural	$21,012,994	$21,625,371	$21,208,190	$21,466,048	$18,154,481
Real estate - construction	72,533,344	55,157,066	43,831,025	51,268,113	45,386,203
Real estate - mortgage	103,029,748	98,929,804	94,266,400	93,464,207	74,130,798
Consumer	9,897,511	10,353,250	11,845,183	13,354,030	13,615,861
	206,473,597	186,065,491	171,150,798	179,552,398	151,287,343
Less: Allowance for loan losses	(2,945,256)	(2,531,330)	(2,669,204)	(2,098,691)	(1,812,041)

Loans, net	$203,528,341	$183,534,161	$168,481,594	$177,453,707	$149,475,302

As of December 31, 2005, loans outstanding were of $206,474,000, an increase of $20,409,000 or 11.0% over the December 31, 2004 balance of $186,065,000. This increase was primarily attributable to the purchases of participations in loans from other financial institutions totaling of $18,680,000 during 2005. The bank chose to participate in these loans due to available funding exceeding demand for traditional loan growth within the Bank’s loan portfolio. These participations were in development loans and were purchased from the originating bank due to the total amount of each loan exceeding the legal lending limit of the originating institution.

Table 6 identifies the maturities of commercial and real estate construction (including acquisition and development) loans as of December 31, 2005 and addresses the sensitivity of these loans to changes in interest rates. The longer-term construction loans are typically development loans and loans to tax-exempt organizations for construction purposes.

Table 6
Maturity and Repricing Data for Loans

Maturity	Commercial, Financial and Agricultural	Real Estate Construction	Total
Within 1 year	$8,159,095	$58,464,620	$66,623,715
1 to 5 years	9,519,689	14,068,724	23,588,413
Over 5 years	3,334,210	-	3,334,210
Totals	$21,012,994	$72,533,344	$93,546,338

As of December 31, 2005, the interest terms of loans in the indicated classifications for the indicated maturity ranges in excess of one year are as follows:

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, financial and agricultural
1 to 5 years	$6,845,155	$2,674,534	$9,519,689
Over 5 years	$261,365	3,072,845	$3,334,210

Real estate construction
1 to 5 years	$2,456,937	$11,602,787	$14,068,724
Over 5 years	$-	$-	$-

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio.

Table 7 presents an analysis of the allowance for loan losses including charge-off activity.

Table 7
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:
	2005	2004	2003	2002	2001
	(Amounts are presented in thousands)
Balance at beginning of year	$2,531	$2,669	$2,099	$1,812	$1,808
Charges-offs:
Commercial, financial and agricultural	160	453	35	138	275
Installment	80	273	76	162	107
Real Estate	13	-	10	-	-
Total charge-offs	253	726	121	300	382
Recoveries:
Commercial, financial and agricultural	40	178	28	9	70
Installment	15	16	18	23	16
Total recoveries	55	194	46	32	86
Net charge-offs	198	532	75	268	296
Provisions charged to operations	612	394	645	555	300
Balance at end of year	$2,945	$2,531	$2,669	$2,099	$1,812
Ratios of net charge-offs (recoveries) during the period to average loans outstanding during the period	.10%	.30%	.04%	.15%	.21%

At December 31, 2005, the Company had loan concentrations in the housing industry and in the hotel and motel industries. The Company monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines. The primary risks relating to the concentration in the housing industry is a downturn in the economy adversely affecting construction of new homes and developments of new housing communities and the impact of rising interest rates on variable rate mortgages. The market for residential real estate and development slowed during the year, primarily in the area of new residential development and speculative housing construction, resulting in a slight decrease in demand for loans funding this industry. The Company’s primary risk relating to the hotel and motel industry loans is a slowdown in the travel industry. The Company has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown. Management of the Company believes that all of the Company’s hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

The Company’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to peer banks identified by the regulators. During their routine examinations of banks, the FDIC and GDBF may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

For year-end 2005 the allowance for loan losses was allocated as follows (in thousands):

	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
	(in thousands)
Commercial	$46	1.6%	3.8%
Commercial Construction	271	9.2%	14.0%
Consumer	61	2.1%	4.6%
Mortgages	345	11.7%	16.7%
Non-residential Real Estate	1,246	42.3%	37.8%
Cross-allocated	976	33.1%	23.1%
Total	$2,945	100.0%	100.0%

Nonperforming Assets

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due, totaled $3,110,000 at December 31, 2005 compared to $6,983,000 at December 31, 2004. This decrease is attributable to decreases in loans more than 90 days past due of $4,432,000 and in other real estate owned and repossessions of $512,000, offset by an increase in nonaccrual loans of $1,071,000. The decrease in loans 90 days past due is due to two loans totaling $4,788,000 that were past due more than 90 days at December 31, 2004 that were current as of December 31, 2005. The increase in nonaccrual loans is primarily due to one loan with an outstanding balance of $954,000 that was placed on nonaccrual status in December 2005.

A summary of non-performing assets at December 31 during the last past 5 fiscal years is presented in Table 8.

Table 8
Non-performing Assets

	December 31,
	2005	2004	2003	2002	2001

Other real estate and repossessions	$327,000	$839,000	$1,077,000	$292,000	$44,000
Accruing loans 90 days or more past due	632,000	5,064,000	583,000	10,000	34,000
Non-accrual loans	2,151,000	1,080,000	1,503,000	2,597,000	911,000
Interest on non-accrual loans which would havebeen reported	95,000	44,000	63,000	188,000	31,000
Interest recognized on non-accrual loans prior to reclassification of loans	86,000	18,000	37,000	98,000	57,000
Restructured debt	-	-	3,189,000	-	-

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

Management regularly monitors the loan portfolio to ensure that all loans are in appropriate classifications. Should economic conditions deteriorate, the inability of distressed customers to service their existing debt could cause higher levels of non-performing loans.

Deposits

The Company uses deposits primarily to fund its loan and investment portfolios. The Company offers a variety of deposit accounts to individuals and businesses. Deposit accounts include checking, savings, money market and time deposits. As of December 31, 2005, total deposits were $256,799,000, an increase of $25,046,000 or 10.8% over the December 31, 2004 balance of $231,753,000. The increase in deposits is primarily attributable to an increase in time deposits of $22,043,000 and an increase in non-interest bearing demand deposits of $3,542,000, partially offset by a decrease in savings deposits of $3,268,000.

The average balance of the deposits and the average rates paid on such deposits are summarized in Table 9.

Table 9
Deposits
	December 31,
	2005		2004		2003
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Deposits:
Non-interest bearing demand	$31,835,382	-	$29,102,010	-	$28,432,352	-
Interest bearing demand	57,304,533	1.52%	57,964,350	1.06%	56,018,253	1.06%
Savings	53,790,134	2.30%	56,318,461	1.62%	47,182,345	1.62%
Time	95,233,721	3.23%	81,578,878	2.61%	96,482,324	2.61%

	$238,163,770		$224,963,699		$228,115,274

Time deposits in amounts of $100,000 or more totaled $35,930,000, $22,028,000 and $19,104,000 at December 31, 2005, 2004 and 2003, respectively. Table 10 is a summary of the maturity distribution of time deposits in amounts of $100,000 or more as of December 31, 2005.

Table 10
Maturity of Time Deposits over $100,000

Within 3 months	$7,510,000
After 3 through 6 months	4,382,000
After 6 through 12 months	13,213,000
After 12 months	10,825,000
$35,930,000

Transactions with Related Parties

The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers are made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. At December 31, 2005, the Company had loans outstanding to related parties of $9,650,000. Deposits of related parties were $17,295,000.

Liquidity

The Company must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Company keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Company to monitor its liquidity to meet local funding and regulatory requirements.

The Company maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Company has arrangements with correspondent banks for short term unsecured advances of up to $7,000,000. Additional liquidity is provided to the Company through Federal Home Loan Bank (FHLB) advances.

Cash and cash equivalents increased $3,311,000 to a total of $19,065,000 at year-end 2005 as cash provided by operating activities and financing activities outpaced amounts used by investing activities. Cash inflows from operations totaled $4,525,000 in 2005, while inflows from financing activities totaled $25,108,000, most of which were net deposit increases during 2005 of $25,046,000, offset by cash dividends paid during 2005 of $990,000.

Investing activities used $26,322,000 of cash and cash equivalents, principally composed of net advances of loans to customers of $20,719,000 and purchases of investment securities of $18,153,000, offset by proceeds from calls and maturities of investment securities of $10,049,000.

Contractual Obligations and Off-Balance Sheet Arrangements

For maturity and repricing information regarding the Company’s contractual obligations, please see the table under the heading “Asset/Liability and Interest Rate Sensitivity Management.”

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of those instruments reflect the extent of exposure the Company has in particular classes of financial instruments. At December 31, 2005, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $52,219,000 and $515,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and because they may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

See note 9 to the consolidated financial statements for further discussion of these risks and contractual commitments.

Capital Resources

Table 11 presents the Company’s regulatory capital position at December 31, 2005.

Table 11
Capital Ratios

Risk-Based Capital Ratios Actual as of December 31, 2005

Tier 1 Capital	11.1%
Tier 1 Capital minimum requirement	4.0%
Excess	7.1%

Total Capital	12.4%
Total Capital minimum requirement	8.0%
Excess	4.4%

Leverage Ratio At December 31, 2005

Leverage ratio	8.4%
Leverage ratio requirement	4.0%
Excess	4.4%

Table 12
Selected Ratios

The following table sets out certain ratios of the Company for the years indicated.

	2005	2004	2003
Net income to:
Average stockholders’ equity	13.04%	11.58%	13.21%
Average assets	1.15%	1.01%	1.03%
Dividends to net income	32.39%	35.56%	33.60%
Average equity to average assets	8.82%	8.76%	7.81%

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005 that are contractually maturing, prepaying or repricing in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Investment securities are reported based on the adjusted cost basis. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are required to be repaid based on scheduled maturities. The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven the rates of these deposits to be more stable over the course of a year.

	At December 31, 2005 Maturing or Repricing in (dollars in thousands)
	Three Months or Less	Four Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Investment securities	$655	$2,988	$12,187	$35,773	$51,603
Federal funds sold	11,109	-	-	-	11,109
Loans	123,208	35,344	45,137	66	203,755

Total interest-bearing assets	$134,972	$38,332	$57,324	$35,839	$266,467

Interest-bearing liabilities:
Deposits:
Savings and demand	$116,017	$-	$-	$-	$116,017
Time deposits	20,541	39,268	48,216	-	108,025
Repurchase agreements	-	2,244	-	-	2,244

Total interest-bearing liabilities	$136,558	$41,512	$48,216	$-	$226,826
Interest sensitive difference per period	$(1,586)	$(3,180)	$9,108	$35,839	$40,181
Cumulative interest sensitivity difference	$(1,586)	$(4,766)	$4,342	$40,181
Cumulative difference to total earning assets	(0.6%)	(1.8%)	1.6%	15.1%

                 Note: For purposes of this analysis, nonaccrual loans, overdrafts and unearned interest are not included in Loans.

At December 31, 2005 the difference between the Company’s liabilities and assets repricing or maturing within one year was $1,586,000. Based on this analysis, due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would generally cause the Company’s net interest income to decrease.

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

The Bank tracks its interest rate sensitivity on a quarterly basis using a model, which applies various hypothetical interest rate changes to various types of interest-bearing deposit accounts. The rate changes represent the Bank’s inclination to reprice deposit rates based on historical data provided from a call report driven database.

At December 31, 2005, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the hypothetical rate changes to deposit accounts, was $60,500,000, indicating that the Bank was asset sensitive. The most recent simulation model shows that the Bank’s net interest income would increase $290,000 on an annual basis if rates increased 100 basis points, and would decrease $204,000 on an annual basis if rates fell 100 basis points.

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

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During Oconee’s two most recent fiscal years, Oconee did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 8A.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Oconee’s management, including the principal executive officer and principal financial officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2005.

Based on that evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities Act of 1933 is recorded, processed, summarized and reported within the time periods specified.

Changes in Internal Control Over Financial Reporting

No changes were made to Oconee’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, Oconee’s internal control over financial reporting.

ITEM 8B.        OTHER INFORMATION.

All information, if any, required to be reported on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-KSB has been reported.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information contained under the headings “Information About Nominees For Directors and  Executive Officers,” “Compliance with Section 16(a),” “Audit Committee and Audit Committee Financial Expert,” and “Code of Ethics” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 1, 2006 to be filed with the SEC, is incorporated herein by reference.

ITEM 10.          EXECUTIVE COMPENSATION.

                The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 1, 2006, to be filed with the SEC, is incorporated herein by reference.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 1, 2006, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the heading “Certain Relationships and Related Transaction” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all the Company ‘s annual meeting of shareholders to be held on May 1, 2006, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.         EXHIBITS.

The following financial statements and notes thereto of the Registrant are located beginning at page F-1 of this Form 10-KSB pursuant to Item 7 of this Report:

1.	Report of Independent Certified Public Accountants

2.	Balance Sheets - December 31, 2005 and 2004

3.	Statements of Earnings For the Years Ended December 31, 2005, 2004, and 2003

4.	Statements of Changes in Stockholders Equity For the Years Ended December 31, 2005, 2004, and 2003

5.	Statements of Cash Flows For the Years Ended December 31, 2005, 2004, and 2003

6.	Notes to Financial Statements

The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B.

3.1	Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998 (included as Exhibit 3.1 to Oconee’s 10-KSB filed with the SEC on March 30, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Oconee Financial Corporation, dated May 7, 2001 (included as Exhibit 3.2 to Oconee’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
4	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated Bylaws which define the rights of the holders of Common Stock of Oconee.
4.1	Form of Common Stock Certificate (included as Exhibit 4.1 to Oconee’s 10-KSB filed with the SEC on March 31, 2005 and incorporated herein by reference).
10.1	Oconee State Bank Officers’ Cash Incentive Plan (included as Exhibit 10.1 to the Bank’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
14	Code of Ethical Conduct (included as Exhibit 14 to Oconee’s 10-KSB filed with the SEC on March 31, 2005 and incorporated herein by reference).
21	Subsidiaries of Oconee Financial Corporation.
24	Power of Attorney (included herein on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the heading “Principal Accountant and Audit Fees” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 1, 2006, to be filed with the SEC, is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oconee Financial Corporation:

We have audited the accompanying consolidated balance sheets of Oconee Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
March 27, 2006

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 •
www.pkm.com

OCONEE FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets

Cash and due from banks, including reserve
requirements of $3,106,000 and $4,264,000	$7,955,659	6,591,366
Federal funds sold	11,109,000	9,162,000

Cash and cash equivalents	19,064,659	15,753,366

Investment securities available for sale	51,333,740	46,731,564
Other investments	614,429	604,329
Mortgage loans held for sale	1,285,000	1,127,700
Loans, net	203,528,341	183,534,161
Premises and equipment, net	5,819,466	6,012,802
Accrued interest receivable and other assets	3,419,553	3,100,592

	$285,065,188	256,864,514

Liabilities and Stockholders’ Equity

Deposits:
Demand	$32,757,455	29,215,401
Interest-bearing demand	64,504,808	61,774,758
Savings	51,511,966	54,780,285
Time	108,024,795	85,982,659

Total deposits	256,799,024	231,753,103

Securities sold under repurchase agreements	2,244,232	1,188,796
Accrued interest payable and other liabilities	2,287,826	1,587,534

Total liabilities	261,331,082	234,529,433

Stockholders’ equity:
Common stock, par value $2, authorized 1,500,000 shares, issued and outstanding 899,815 shares at December 31, 2005 and 899,885 at December 31, 2004	1,799,630	1,799,770
Additional paid-in capital	4,243,332	4,246,832
Retained earnings	17,857,970	15,792,228
Accumulated other comprehensive income	(166,826)	496,251

Total stockholders’ equity	23,734,106	22,335,081

	$285,065,188	256,864,514

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Earnings

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest income:
Interest and fees on loans	$13,925,648	11,509,253	12,472,490
Interest on federal funds sold	342,585	100,011	169,988
Interest and dividends on securities:
U. S. government agencies	1,154,080	1,165,597	972,110
State, county and municipal	801,772	801,396	786,847
Other	117,679	109,441	68,662

Total interest income	16,341,764	13,685,698	14,470,097

Interest expense:
Interest-bearing demand deposits	871,368	615,260	768,243
Savings deposits	1,235,106	911,977	831,956
Time deposits	3,080,559	2,132,542	3,267,922
Federal Home Loan Bank advances	-	-	552,778
Other	43,419	23,328	15,920

Total interest expense	5,230,452	3,683,107	5,436,819

Net interest income	11,111,312	10,002,591	9,033,278

Provision for loan losses	612,000	394,200	645,000

Net interest income after provision for loan losses	10,499,312	9,608,391	8,388,278

Other income:
Service charges	1,588,053	1,036,863	1,069,199
Gain on sale of securities	7,019	46,798	-
Mortgage banking income	402,905	438,030	1,487,720
Miscellaneous	514,852	695,530	446,245

Total other income	2,512,829	2,217,221	3,003,164

Other expenses:
Salaries and employee benefits	5,187,641	4,840,367	4,741,913
Occupancy	1,333,568	1,279,339	1,022,610
Other operating	2,088,603	2,160,937	1,882,481

Total other expenses	8,609,812	8,280,643	7,647,004

Earnings before income taxes	4,402,329	3,544,969	3,744,438

Income tax expense	1,346,790	1,014,433	1,066,343

Net earnings	$3,055,539	2,530,536	2,678,095

Net earnings per share	$3.40	2.81	2.98

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Net earnings	$3,055,539	2,530,536	2,678,095

Other comprehensive (loss) income, net of income taxes:
Unrealized gains on securities available for sale:
Holding gains (losses) arising during period, net of tax benefit (expense) of $403,047, $12,359 and $22,975	(658,722)	(20,199)	(37,552)
Reclassification adjustment for gains included in net earnings, net of tax of $(2,664), $(17,765) and $0	(4,355)	(29,033)	-

Total other comprehensive (loss) income	(663,077)	(49,232)	(37,552)

Comprehensive income	$2,392,462	2,481,304	2,640,543

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2002	$1,799,770	4,246,832	12,383,367	583,035	19,013,004

Cash dividends declared
($1.00 per share)	-	-	(899,885)	-	(899,885)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	(37,552)	(37,552)

Net earnings	-	-	2,678,095	-	2,678,095

Balance, December 31, 2003	1,799,770	4,246,832	14,161,577	545,483	20,753,662

Cash dividends declared
($1.00 per share)	-	-	(899,885)	-	(899,885)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	(49,232)	(49,232)

Net earnings	-	-	2,530,536	-	2,530,536

Balance, December 31, 2004	1,799,770	4,246,832	15,792,228	496,251	22,335,081

Purchase and retirement of stock	(140)	(3,500)	-	-	(3,640)

Cash dividends declared
($1.10 per share)	-	-	(989,797)	-	(989,797)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	(663,077)	(663,077)

Net earnings	-	-	3,055,539	-	3,055,539

Balance, December 31, 2005	$1,799,630	4,243,332	17,857,970	(166,826)	23,734,106

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$3,055,539	2,530,536	2,678,095
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation, amortization and accretion	709,607	839,060	519,707
Provision for loan losses	612,000	394,200	645,000
Provision for deferred taxes	(110,503)	264,600	(209,652)
Gain on sale of investment securities	(7,019)	(46,798)	-
(Gain) Loss on sale and disposal of fixed assets	6,010	(196,621)	-
(Gain) Loss on sale of other real estate	(4,805)	1,291	85,855
Change in:
Accrued interest receivable and other assets	(278,477)	(740,569)	76,806
Accrued interest payable and other liabilities	700,292	(96,154)	(183,912)
Mortgage loans held for sale	(157,300)	2,035,271	3,679,486

Net cash provided by operating activities	4,525,344	4,984,816	7,291,385

Cash flows from investing activities:
Purchase of investment securities available for sale	(18,153,167)	(11,682,416)	(54,834,174)
Proceeds from calls and maturities of investment securities
available for sale	10,049,002	15,358,053	40,176,520
Proceeds from sales of investment securities available
for sale	2,433,884	2,846,870	-
Proceeds from sales of other investments	-	161,100	-
Purchase of other investments	(10,100)	-	-
Proceeds from liquidation of investment in unconsolidated
subsidiary	-	-	325,000
Net change in loans	(20,718,845)	(15,446,767)	7,141,514
Purchases of premises and equipment	(515,946)	(2,419,351)	(1,565,629)
Proceeds from sales of fixed assets	-	392,532	-
Proceeds from sales of other real estate	593,201	1,040,753	381,372

Net cash used by investing activities	(26,321,971)	(9,749,226)	(8,375,397)

Cash flows from financing activities:
Net change in deposits	25,045,921	3,132,531	17,257,228
Net change in securities sold under repurchase agreements	1,055,436	290,328	156,072
Repayment of Federal Home Loan Bank advances	-	-	(13,300,000)
Dividends paid	(989,797)	(899,885)	(899,885)
Purchase and retirement of common stock	(3,640)	-	-

Net cash provided by financing activities	25,107,920	2,522,974	3,213,415

Net increase (decrease) in cash and cash equivalents	3,311,293	(2,241,436)	2,129,403

Cash and cash equivalents at beginning of year	15,753,366	17,994,802	15,865,399

Cash and cash equivalents at end of year	$19,064,659	15,753,366	17,994,802

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,051,279	3,702,218	5,609,479
Income taxes	$1,163,000	894,000	1,213,446

Noncash investing and financing activities:
Change in net unrealized gain on investment
securities available for sale, net of tax	$(663,077)	(49,232)	(37,552)
Transfer of loans to other real estate	$112,665	781,608	1,232,564
Financed portion of other real estate sold	$-	-	46,965

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

Investment Securities

The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2005 and 2004, the Company had classified all of its investment securities as available for sale.

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

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or market value. At December 31, 2005 and 2004, the cost of mortgage loans held for sale approximates the market value.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter period of the useful life of the asset or the lease term. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are generally as follows:

Buildings and improvements	5 - 40 years
Furniture and equipment	3 - 10 years

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)       Summary of Significant Accounting Policies, continued
Other Real Estate

Properties acquired through foreclosure are carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Accounting guidance defines fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent write-downs are provided by a charge to income through the allowance for losses on other real estate in the period in which the need arises.

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

Net Earnings Per Share

Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Company had no potential common share equivalents outstanding during 2005, 2004 and 2003. For each of those years, net earnings per share is calculated using the weighted average shares outstanding during the period of 899,850 for 2005 and 899,885 for 2004 and 2003.

Reclassification
Reclassifications of certain amounts in the 2004 and 2003 financial statements have been made to conform with the financial statement presentation for 2005.

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statements No. 3. SFAS No. 154 changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and all changes required by an accounting pronouncement when the new pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. This standard, which is effective for years beginning after December 15, 2005, is not expected to have a material effect on the Company’s financial position, results of operations, or disclosures.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)       Investment Securities
Investment securities available for sale at December 31, 2005 and 2004 are as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$20,883,971	26,225	255,366	20,654,830
State, county and municipal	18,167,950	400,204	92,683	18,475,471
Mortgage-backed securities	11,050,719	-	347,280	10,703,439
Other debt securities	1,500,000	-	-	1,500,000

Total	$51,602,640	426,429	695,329	51,333,740

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$17,553,407	170,272	53,371	17,670,308
State, county and municipal	16,212,474	698,043	9,171	16,901,346
Mortgage-backed securities	10,665,795	49,321	52,706	10,662,410
Other debt securities	1,500,000	-	2,500	1,497,500

Total	$45,931,676	917,636	117,748	46,731,564

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2005 and 2004 are summarized as follows:

	December 31, 2005				December 31, 2004
	Less than 12 Months		12 Months or More		Less than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	$13,316,682	149,246	5,390,000	106,120	8,455,689	53,371
State, county and municipal	4,550,179	85,490	200,250	7,193	1,710,998	9,171
Mortgage-backed securities	6,875,287	192,272	3,828,152	155,008	6,053,266	52,706
Other debt securities	-	-	-	-	997,500	2,500

	$24,742,148	427,008	9,418,402	268,321	17,217,453	117,748

There were no securities in the portfolio as of December 31, 2004 that were in a continuous unrealized loss position greater than twelve months. The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of December 31, 2005 arose due to changing interest rates and are considered to be temporary. Included in the table above were 13 out of 49 securities issued by state and political subdivisions that contained unrealized losses and 19 out of 20 securities issued by U.S. government agencies and government sponsored corporations, including mortgage-backed securities, that contained unrealized losses. These unrealized losses are considered temporary because the repayment sources of principal and interest are government backed or are securities of investment grade issuers.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)       Investment Securities, continued
The amortized cost and fair value of investment securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$3,143,328	3,122,304
Due from one to five years	10,861,479	10,762,509
Due from five to ten years	14,564,195	14,555,636
Due after ten years	11,982,919	12,189,852
Mortgage-backed securities	11,050,719	10,703,439

	$51,602,640	51,333,740

Proceeds from sales of securities available for sale during 2005 were $2,433,884. Gross gains of $43,985 and gross losses of $36,999 were realized on those sales. Proceeds from sales of securities available for sale during 2004 were $2,846,870. Gross gains of $56,572 and gross losses of $9,774 were realized on those sales. There were no sales of securities during 2003.

Securities with a carrying value of approximately $39,343,000 and $36,542,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)       Loans
         Major classifications of loans at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Commercial, financial and agricultural	$21,012,994	21,625,371
Real estate - mortgage	103,029,748	98,929,804
Real estate - construction	72,533,344	55,157,066
Consumer	9,897,511	10,353,250

Total loans	206,473,597	186,065,491
Less allowance for loan losses	2,945,256	2,531,330
Total net loans	$203,528,341	183,534,161

The Bank grants loans and extensions of credit primarily to individuals and a variety of firms and corporations located in certain Georgia counties including Oconee and Clarke. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

At December 31, 2005 and 2004, the recorded investment in loans that were considered to be impaired and on nonaccrual was approximately $2,151,000 and $1,079,000, respectively. In addition, the Company had approximately $632,000 and $5,064,000 in loans past due more than ninety days and still accruing interest at December 31, 2005 and 2004, respectively. These accounts are deemed to be well collateralized and in the process of collection. The related allowance for loan losses on impaired loans was approximately $323,000 and $162,000 at December 31, 2005 and 2004, respectively. The average recorded investment in impaired loans for the twelve months ended December 31, 2005 and 2004 was approximately $1,380,000 and $5,653,000, respectively. For the years ended December 31, 2005, 2004 and 2003, the Company recognized approximately $170,000, $257,000 and $255,000, respectively, of interest income on impaired loans.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)        Loans, continued
 Changes in the allowance for loan losses were as follows:

	2005	2004	2003

Balance at beginning of year	$2,531,330	2,669,204	2,098,691
Provision for loan losses	612,000	394,200	645,000
Amounts charged off	(252,848)	(726,021)	(120,901)
Recoveries on amounts previously charged off	54,774	193,947	46,414

Balance at end of year	$2,945,256	2,531,330	2,669,204

(4)       Premises and Equipment
            Major classifications of premises and equipment are summarized as follows:

	2005	2004

Land	$1,083,436	1,083,436
Buildings and improvements	4,570,374	4,436,164
Furniture and equipment	4,730,100	4,586,894
Leasehold improvements	58,902	-
Construction in process	7,937	-
	10,450,749	10,106,494

Less accumulated depreciation	4,631,283	4,093,692

	$5,819,466	6,012,802

            Depreciation expense was $703,272, $650,790 and $498,167 for the years ended December 31, 2005, 2004 and 2003, respectively.

(5)       Deposits
            The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were approximately $35,930,000 and $22,028,000 at December 31, 2005 and 2004,
respectively.

At December 31, 2005, the scheduled maturities of certificates of deposits are as follows:

2006	$59,809,437
2007	40,298,704
2008	3,268,236
2009	2,455,823
2010	2,111,174
Thereafter	81,421
$108,024,795

At December 31, 2005, the Bank had one customer with deposits of approximately $17,165,000 and another customer with deposits of approximately $12,078,000 included in interest bearing demand deposits.

(6)       Income Taxes
The components of income tax expense in the statements of earnings are as follows:

	2005	2004	2003
Current	$1,457,293	749,833	1,275,995
Deferred	(110,503)	264,600	(209,652)
Total income tax expense	$1,346,790	1,014,433	1,066,343

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(6)       Income Taxes, continued
The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2005	2004	2003
Pretax income at statutory rates	$1,496,793	1,205,290	1,273,109
Add (deduct):
Tax exempt interest income	(273,916)	(269,092)	(247,883)
Non-deductible interest expense	23,923	17,714	23,685
State taxes, net of federal effect	95,447	61,775	34,485
Other	4,543	(1,254)	(17,053)
	$1,346,790	1,014,433	1,066,343

The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset. The net deferred tax asset is a component of other assets at December 31, 2005 and 2004.

	2005	2004
Deferred income tax assets:
Allowance for loan losses	$1,010,901	859,954
Other real estate	43,547	64,507
Total gross deferred income tax assets	1,054,448	924,461
Deferred income tax liabilities:
Premises and equipment	(381,671)	(361,187)
Unrealized gains on investment securities available for sale	102,074	(303,638)

Total gross deferred income tax liabilities	(279,597)	(664,825)
Net deferred income tax asset	$774,851	259,636

(7)       Federal Home Loan Bank Advances

The Bank has access to advances with the Federal Home Loan Bank (“FHLB”) whereby the FHLB will provide the Bank credit facilities. Any amounts advanced by the FHLB are secured under a blanket floating lien on all of the Bank’s 1-4 family first mortgage loans. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB. There were no advances outstanding at December 31, 2005 and 2004.

(8)       Related Party Transactions

The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interests, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers are made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following is a summary of activity for related party loans:

Beginning balance	$4,956,000
New loans	7,402,000
Repayments	(2,708,000)

Ending balance	$9,650,000

Deposits from related parties totaled approximately $17,295,000 and $12,188,000 as of December 31, 2005 and 2004, respectively.

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

	Contractual Amount
	2005	2004
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$52,219,000	33,388,000
Standby letters of credit	$515,000	1,207,000

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

The Company has $7,000,000 available for the purchase of overnight federal funds from two correspondent financial institutions as of December 31, 2005 and 2004.

(10)    Profit Sharing Plan

The Company has a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The total contributions by the Company for 2005, 2004 and 2003 were approximately $309,000, $256,000 and $299,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital ratios for the Company are essentially the same as those of the Bank. Therefore, only the Bank’s capital ratios are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital
(to Risk-Weighted Assets)	$26,511	12.4%	$17,164	8.0%	$21,455	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$23,827	11.1%	$8,582	4.0%	$12,873	6.0%
Tier 1 Capital
(to Average Assets)	$23,827	8.4%	$11,351	4.0%	$14,188	5.0%

As of December 31, 2004:
Total Capital
(to Risk-Weighted Assets)	$24,256	12.0%	$16,123	8.0%	$20,154	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$21,781	10.8%	$8,062	4.0%	$12,092	6.0%
Tier 1 Capital
(to Average Assets)	$21,781	8.5%	$10,268	4.0%	$12,836	5.0%

(12)    Stockholders’ Equity

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other working capital needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year’s net earnings, and the ratio of equity capital to total assets. Approximately $1,543,000 is available for payment of dividends from the Bank to the Company in 2006.

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

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(13)     Fair Value of Financial Instruments, continued
The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$19,065	19,065	15,753	15,753
Investment securities	$51,334	51,334	46,732	46,732
Other investments	$614	614	604	604
Mortgage loans held for sale	$1,285	1,285	1,128	1,128
Loans, net	$203,528	204,279	183,534	183,515

Liabilities:
Deposits and securities sold under
repurchase agreement	$259,043	260,106	232,942	232,515

(14)    Other Operating Expenses
Components of other operating expenses which are greater than 1% of interest income and other income are as follows:

	2005	2004	2003
Professional fees	$367,823	337,210	337,226
Marketing expenses	$215,631	228,866	182,116
ATM process and settlement charges	$268,949	239,301	122,544

(15)    Oconee Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Cash	$1,063,125	955,329
Investment in subsidiary	23,660,607	22,277,247
Other assets	171	2,390

	$24,723,903	23,234,966
Liabilities and Stockholders’ Equity
Other liabilities	$989,797	899,885
Stockholders’ equity	23,734,106	22,335,081
	$24,723,903	23,234,966

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(15)     Oconee Financial Corporation (Parent Company Only) Financial Information, continued

Statements of Earnings

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Dividends from subsidiary	$1,039,797	899,885	899,885

Other expenses	49,474	50,936	47,689

Earnings before income taxes and equity in
undistributed earnings of subsidiary	990,323	848,949	852,196

Income tax benefit	18,780	19,335	18,104

Earnings before equity in undistributed earnings
of subsidiary	1,009,103	868,284	870,300

Equity in undistributed earnings of subsidiary	2,046,436	1,662,252	1,807,795

Net earnings	$3,055,539	2,530,536	2,678,095

Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$3,055,539	2,530,536	2,678,095
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(2,046,436)	(1,662,252)	(1,807,795)
Change in:
Other assets	2,219	(2,390)	2,513
Other liabilities	89,911	(1,043)	2,379
Net cash provided by operating activities	1,101,233	864,851	875,192
Cash flows from financing activities:
Dividends paid	(989,797)	(899,885)	(899,885)
Purchase and retirement of common stock	(3,640)	-	-

Net cash used by financing activities	(993,437)	(899,885)	(899,885)

Change in cash	107,796	(35,034)	(24,693)
Cash at beginning of year	955,329	990,363	1,015,056
Cash at end of year	$1,063,125	955,329	990,363

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the issuer has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 31st day of March 2006.

OCONEE FINANCIAL CORPORATION (Registrant)

By:	/s/ B.Amrey Harden
B.Amrey Harden President and Chief Executive Officer

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

Pursuant to the requirements of the Exchange Act, this Report on Form 10-KSB has been signed by the following persons in the capacities indicated on the 31st day of March 2006.

Signature	Title

/s/ G. Robert Bishop	Director
G. Robert Bishop

/s/ Jimmy L. Christopher	Director
Jimmy L. Christopher

/s/ Douglas D. Dickens	Chairman of the Board of Directors
Douglas D. Dickens

/s/ John A. Hale	Vice Chairman of the Board of Directors
John A. Hale

/s/ B. Amrey Harden	President and Chief Executive Officer, Director
B. Amrey Harden

/s/ Henry C. Maxey	Director
Henry C. Maxey

/s/ Carl R. Nichols	Director
Carl R. Nichols

/s/ Ann Breedlove Powers	Director
Ann Breedlove Powers

/s/ Steven A. Rogers	Vice President and Controller, Chief Accounting Officer
Steven A. Rogers

/s/ Jerry K. Wages	Senior Executive Vice President and Chief Financial
Jerry K. Wages	Officer, Corporate Secretary, and Director

/s/ Tom F. Wilson	Executive Vice President and Chief Loan Officer,
Tom F. Wilson	Director

/s/ Virginia S. Wells	Director
Virginia S. Wells

INDEX TO EXHIBITS

Exhibit	Description
21	Subsidiaries of Oconee Financial Corporation.
24	Power of Attorney (included herein on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.