Form 10QSB
period 2006-03-31
OCONEE FINANCIAL CORP
filed 2006-05-15
CIK 1076691

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 899,815 shares of Common Stock, par value $2.00, outstanding as of May 12, 2006.

Transitional Small Business Disclosure Format        Yes ☐          No ☒

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet
March 31, 2006
(Unaudited)

Assets

Cash and due from banks, including reserve requirements of $2,674,000	$8,055,214
Federal funds sold	19,428,000

Cash and cash equivalents	27,483,214

Investment securities available for sale	50,227,370
Other investments	670,329
Mortgage loans held for sale	2,434,200

Loans, net of allowance for loan losses of $3,066,343	196,058,226

Premises and equipment, net	6,546,009
Accrued interest receivable and other assets	3,235,418

Total assets	$286,654,766

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$35,293,529
Interest-bearing	222,803,904

Total deposits	258,097,433

Securities sold under repurchase agreements	2,682,558
Accrued interest payable and other liabilities	1,164,612

Total liabilities	261,944,603

Stockholders’ equity:
Common stock, $2 par value;authorized 1,500,000 shares; issued and outstanding 899,815 shares	1,799,630
Additional paid-in capital	4,243,332
Retained earnings	18,946,005
Accumulated other comprehensive income (loss)	(278,804)

Total stockholders’ equity	24,710,163

Total liabilities and stockholders’ equity	$286,654,766

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Interest Income:
Loans	$3,985,152	3,224,929
Investment securities:
Tax exempt	218,644	193,788
Taxable	370,782	284,138
Federal funds sold and other	186,610	48,140
Total interest income	4,761,188	3,750,995

Interest Expense:
Deposits	1,769,192	1,065,639
Other	11,447	7,715
Total interest expense	1,780,639	1,073,354

Net interest income	2,980,549	2,677,641

Provision for loan losses	120,000	204,000

Net interest income after provision for loan losses	2,860,549	2,473,641

Other Income:

Service charges on deposit accounts	372,279	281,664
Mortgage banking income	75,014	73,749
Gains (losses) on sales and disposal of premises and equipment	62,959	(5,666)
Gains on sales of other real estate owned	384,006	-
Other operating income	159,603	159,529
Total other income	1,053,861	509,276

Other Expense:
Salaries and other personnel expense	1,408,921	1,311,416
Net occupancy and equipment expense	327,925	314,011
Other operating expense	561,381	533,326
Total other expense	2,298,227	2,158,753

Earnings before income taxes	1,616,183	824,164

Income taxes	528,148	238,001

Net earnings	$1,088,035	586,163

Earnings per common share based on average outstanding shares of 899,815 in 2006 and 899,885 in 2005	$1.21	0.65

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005

Net earnings	$1,088,035	586,163

Other comprehensive income, net of tax:
Unrealized losses on securities available for sale:
Holding losses arising during period, net of tax benefit of $68,517 and $193,397	(111,978)	(316,079)

Total other comprehensive (loss) income	(111,978)	(316,079)

Comprehensive income	$976,057	270,084

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings	$1,088,035	586,163
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	120,000	204,000
Provision for deferred taxes	170,611	-
Depreciation, amortization and accretion	149,257	169,056
Loss (gain) on sales and disposals of fixed assets	(62,959)	5,666
Gain on sale of other real estate owned	(384,006)	(19,485)
Change in assets and liabilities:
Interest receivable and other assets	(199,450)	(263,921)
Interest payable and other liabilities	(133,417)	134,381
Mortgage loans held for sale	(1,149,200)	(1,707,639)

Net cash used by operating activities	(401,129)	(891,779)

Cash flows from investing activities:
Proceeds from sale of investment securities	-	4,978,891
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	1,646,631	-
Purchases of investment securities available for sale	(700,000)	-
Purchases of other securities	(55,900)	(10,100)
Net change in loans	7,350,115	(1,217,789)
Purchases of premises and equipment	(972,781)	(85,311)
Proceeds from sale of premises and equipment	139,184	-
Proceeds from sale of other real estate owned	665,497	539,123

Net cash provided by investing activities	8,072,746	4,204,814

Cash flows from financing activities:
Net change in deposits	1,298,409	(2,073,724)
Net change in securities sold under repurchase agreements	438,326	701,852
Dividends paid	(989,797)	(899,885)

Net cash provided (used) by financing activities	746,938	(2,271,757)

Net increase in cash and cash equivalents	8,418,555	1,041,278

Cash and cash equivalents at beginning of period	19,064,659	15,753,366

Cash and cash equivalents at end of period	$27,483,214	16,794,644

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Supplemental cash flow information:
Cash paid for interest	$1,620,612	$1,029,254
Cash paid for taxes	$222,000	$20,000

Noncash investing and financing activities:
Change in dividends payable	$989,797	$899,885
Change in net unrealized gain on investment securities
available for sale, net of tax	$(111,978)	$(316,079)

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

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2005.

Critical Accounting Policies

The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Some of the Corporation’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Corporation’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 10-KSB for the year ended December 31, 2005.

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

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(Unaudited)

(3)	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	2006	2005

Balance at beginning of year	$2,945,256	2,531,330
Amounts charged off	(18,914)	(16,436)
Recoveries on amounts previously charged off	20,001	11,438
Provision for loan losses	120,000	204,000

Balance at March 31	$3,066,343	2,730,332

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

Financial Condition

Total assets at March 31, 2006 were $286,655,000, representing a $1,590,000 (0.56%) increase from December 31, 2005. Deposits increased $1,298,000 (0.51%) from December 31, 2005. The increase in deposits is attributable to increases in time deposits of $6,465,000 and non-interest bearing checking accounts of $2,537,000, offset by decreases in savings accounts of $3,563,000, interest-bearing checking accounts of $2,468,000, and money market accounts of $1,673,000. Loans decreased $7,349,000 (3.56%) and investment securities decreased $1,107,000 (2.16%) as compared to December 31, 2005. The decrease in loans is primarily attributable to net paydowns of motel and hotel loans during the first quarter of 2006 totaling $3,774,000, as well as net reductions of participation loans purchased of $7,036,000, offset by a net increase in construction loan balances outstanding of $4,334,000. Investment securities decreased primarily due to the call of a $1,020,000 municipal security that was not replaced in the portfolio due to low yields in the investment market. The allowance for loan losses at March 31, 2006 was $3,066,000, compared to the December 31, 2005 balance of $2,945,000, representing 1.54% of total loans at March 31, 2006, compared to 1.43% of total loans at December 31, 2005. Cash and cash equivalents increased $8,418,000 from December 31, 2005.

The total amount of non-performing assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due and in process of collection was $2,282,000 at March 31, 2006, representing a decrease of $827,000 (26.62%) from December 31, 2005. This decrease is attributable to decreases of $364,000 in loans more than 90 days past due, $281,000 in other real estate owned, $177,000 in nonaccrual loans, and $5,000 in repossessed collateral. The reduction in other real estate owned is due to the sales of three pieces of real estate during the first quarter of 2006. The bank recognized net gains on these sales of $384,000. As a result of the decrease in non-performing assets, total non-performing assets were 1.15% of total loans at March 31, 2006 compared to 1.51% of total loans at December 31, 2005. Non-performing loans represented 0.80% of total assets at March 31, 2006, compared to 1.09% of total assets at December 31, 2005. Nonaccrual loans represented 0.99% of total loans outstanding at March 31, 2006, compared to 1.04% of total loans outstanding at December 31, 2005. There were no related party loans which were considered to be nonperforming at March 31, 2006.

At March 31, 2006, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry. As of March 31, 2006, the Corporation had total commitments for construction and development loans of $81,711,000, of which $56,105,000 was funded and outstanding. Total funded and unfunded commitment amounts for hotel and motel loans were $19,069,000 at March 31, 2006 compared to $23,415,000 at December 31, 2005. Of the total commitments for hotel and motel loans, $15,795,000 was funded and outstanding at March 31, 2006, down from the December 31, 2005 total of $19,569,000. The Corporation monitors these concentrations on a monthly basis. The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely affect construction of new homes and developments of new housing communities. The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry. The Corporation has established a maximum dollar amount of hotel and motel loans that it is willing to fund.

Results of Operations

Net interest income increased $303,000 (11.31%) in the first three months of 2006 compared to the same period for 2005 as a result of the growth of interest income outpacing the increase in interest expense. The Bank’s net interest margin for the first three months of 2006 was 4.57%, compared to 4.69% for the same time period during 2005. Yield on interest earning assets for the three-month period ending March 31, 2006 was 7.20%, compared to 6.50% for the three-month period ending March 31, 2005. Average rate paid on interest bearing liabilities was 2.76% for the three months ending March 31, 2006, compared to 1.89% for the same period during 2005. The primary reason for the changes in the yields and cost of funds is due to increases in the prime rate during 2005 and in the first quarter of 2006. The increases in interest rates produced additional net interest income due to the Bank’s asset-sensitive balance sheet throughout the periods.

Interest income for the first three months of 2006 was $4,761,000, representing an increase of $1,010,000 (26.93%) as compared to the same period in 2005. Interest expense for the first three months of 2006 increased $708,000 (65.98%) compared to the same period in 2005. The increase in interest income during the first three months of 2006 compared to the same period in 2005 is primarily attributable to a higher interest rate market due to prime rate increases during 2005 and the first quarter of 2006 and an increase in interest-earning assets. The increase in interest expense is primarily attributable to a higher level of deposits, the change in the mix of deposits due to customers shifting deposits into higher-earning time deposits, and the rising interest rate environment.

The Bank analyzes its allowance for loan losses on a monthly basis. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. For the three months ended March 31, 2006, the provision for loan losses was $120,000, compared to $204,000 for the same period in 2005. The decrease in the provision for loan losses is primarily due to a decrease in nonperforming loans as compared to the first quarter of 2005. The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment. It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first three months of 2006 increased $545,000 (107.07%) compared to the first three months of 2005. This increase is primarily attributable to net gains on the sale of other real estate owned of $384,000 and gains on the sales of fixed assets of $63,000, as well as an increase in increase in insufficient funds service charges of $92,000. The increase in service fees on checking accounts is due to the Bank implementing an overdraft protection program during March 2005. The gains on the sale of other real estate owned is primarily due to the bank selling a piece of real estate at a gain of $386,000. The gain on the sale of fixed assets is the result of the Bank selling a vacated branch location and realizing a gain on the sale of $63,000. Both of these sales were done as a part of an IRS Section 1031 like-kind exchange in conjunction with purchasing a branch site that the bank had been leasing.

Other expenses for the first three months of 2006 increased $139,000 (6.46%) compared to the first three months in 2005. The increase is primarily attributable to a $98,000 (7.44%) increase in salaries and benefits expense primarily due to merit increases for employees.

The Bank’s effective tax rate was 33% and 29% for the three months ended March 31, 2006 and 2005, respectively. The increase in the effective tax rate in 2006 is due a lesser level of impact of tax-exempt securities on taxable income as the total tax-exempt income has reduced proportionately to total income.

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

At March 31, 2006, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $41,297,000, indicating that the Bank was asset sensitive. Rate shock data show that the Bank’s net interest income would increase $101,000 on an annual basis if rates increased 100 basis points, and would decrease $181,000 on an annual basis if rates fell 100 basis points.

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

The Corporation monitors its liquidity position monthly. The primary tool used in this analysis is an internal calculation of a liquidity ratio. This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase. At March 31, 2006, the Corporation’s liquidity ratio was 21.6%. This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed. Presently, the Corporation has arrangements with two commercial banks for short term unsecured advances up to $7,000,000, none of which were outstanding at March 31, 2006. Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at March 31, 2006.

During the first three months of 2006, cash and cash equivalents increased $8,418,000 to a total of $27,483,000 at March 31, 2006. Cash outflows from operations totaled $401,000 during the first three months of 2006, while inflows from financing activities totaled $747,000, which was due to net deposit increases of $1,298,000 and increases in securities sold under repurchase agreements of $438,000, offset by dividends paid of $990,000.

Investing activities provided $8,073,000 of cash and cash equivalents, consisting primarily of net decreases in loans totaling $7,350,000 and proceeds from calls, maturities, and paydowns of investment securities available for sale of $1,647,000, offset by purchases of investment securities of $700,000 and purchases of premises and equipment totaling $973,000. At March 31, 2006, the Bank had $50,227,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments. At March 31, 2006, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $47,711,000 and $400,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at March 31, 2006, based on the regulatory capital requirements of federal banking agencies. The capital ratios of the Corporation are essentially the same as those of the Bank at March 31, 2006 and therefore only the Bank’s ratios are presented. The Bank was considered “well-capitalized” at March 31, 2006.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	11.9%
Tier 1 Capital minimum requirement	4.0%

Excess	7.9%

Total Capital, Actual	13.1%
Total Capital minimum requirement	8.0%

Excess	5.1%

Leverage Ratio

Tier 1 Capital to adjusted total assets	8.7%
Minimum leverage requirement	3.0%

Excess	5.7%

Item 3.
CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of March 31, 2006. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

Date: May 15, 2006

By:  /s/ Jerry K. Wages
Jerry K. Wages, Sr. Executive Vice President and CFO (Principal Financial Officer)

Date: May 15, 2006

By:  /s/ Steven A. Rogers
Steven A. Rogers
Vice President and Controller (Principal Accounting Officer)

Date:      May 15, 2006