Form 10QSB
period 2006-06-30
OCONEE FINANCIAL CORP
filed 2006-08-14
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

706-769-6611
(Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 899,815 shares of Common Stock, par value $2.00, outstanding as of August 14, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐        No  ☒

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) at June 30, 2006	3

	Consolidated Statements of Earnings (unaudited) for the Three Months Ended and the Six
	Months Ended June 30, 2006 and 2005	4

	Consolidated Statements of Comprehensive Income (unaudited) for the Three Months and
	the Six Months Ended June 30, 2006 and 2005	5

	Consolidated Statements of Cash Flows (unaudited) for the Six Months
	Ended June 30, 2006 and 2005	6-7

	Notes to Financial Statements (unaudited)	8-9

Item 2.	Management's Discussion and Analysis or Plan of Operations	10-13

Item 3.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15-16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet
June 30, 2006
(Unaudited)

Assets

Cash and due from banks, including reserve requirements of $25,000	$6,160,615
Federal funds sold	9,674,000

Cash and cash equivalents	15,834,615

Investment securities available for sale	54,866,620
Other investments	670,329
Mortgage loans held for sale	3,213,252

Loans, net of allowance for loan losses of $3,068,079	207,025,250

Premises and equipment, net	6,494,468
Accrued interest receivable and other assets	3,709,347

Total assets	$291,813,881

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$34,325,328
Interest-bearing	227,694,560

Total deposits	262,019,888

Securities sold under repurchase agreements	3,308,182
Accrued interest payable and other liabilities	1,081,551

Total liabilities	266,409,621

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,815 shares	1,799,630
Additional paid-in capital	4,243,332
Retained earnings	19,867,602
Accumulated other comprehensive income	(506,304)

Total stockholders’ equity	25,404,260

Total liabilities and stockholders’ equity	$291,813,881

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months and the Six Months Ended June 30, 2006 and 2005
(Unaudited)
	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Interest Income:
Loans	$4,219,017	3,286,159	8,204,169	6,511,088
Investment securities:
Tax exempt	206,778	191,487	425,422	385,275
Taxable	388,546	268,145	759,328	552,283
Federal funds sold and other	151,158	117,242	337,768	165,382
Total interest income	4,965,499	3,863,033	9,726,687	7,614,028

Interest Expense:
Deposits	1,923,090	1,200,575	3,692,282	2,266,214
Other	15,406	11,434	26,853	19,149
Total interest expense	1,938,496	1,212,009	3,719,135	2,285,363

Net interest income	3,027,003	2,651,024	6,007,552	5,328,665

Provision for loan losses	-	204,000	120,000	408,000

Net interest income after provision for loan losses	3,027,003	2,447,024	5,887,552	4,920,665

Other Income:

Service charges on deposit accounts	384,580	487,330	756,859	768,994
Mortgage banking income	88,004	108,916	163,018	182,665
Gains (losses) on sales and disposal of premises and equipment	-	-	62,959	(5,666)
Gains on sales of other real estate owned	-	-	384,006	17,597
Securities gains, net	-	6,282	-	6,282
Other operating income	126,098	113,099	285,701	255,031
Total other income	598,682	715,627	1,652,543	1,224,903

Other Expense:
Salaries and other personnel expense	1,359,454	1,295,154	2,768,375	2,606,570
Net occupancy and equipment expense	301,340	323,382	629,265	637,393
Other operating expense	611,984	559,290	1,173,365	1,092,616
Total other expense	2,272,778	2,177,826	4,571,005	4,336,579

Earnings before income taxes	1,352,907	984,825	2,969,090	1,808,989

Income taxes	431,310	291,934	959,458	529,935

Net earnings	$921,597	692,891	2,009,632	1,279,054

Earnings per common share based on average outstanding
shares of 899,815 in 2006 and 899,885 in 2005:	$1.02	0.77	2.23	1.42

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005

Net earnings	$921,597	692,891	2,009,632	1,279,054

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of (benefit) tax
of ($139,198),$85,868, ($207,715) and ($107,529)	(227,500)	140,339	(339,478)	(175,740)
Reclassification adjustments for gains included in net
earnings, net of tax of $0,$2,385,$0 and $2,385	-	(3,897)	-	(3,897)

Total other comprehensive (loss) income	(227,500)	136,442	(339,478)	(179,637)

Comprehensive income	$694,097	829,333	1,670,154	1,099,417

See accompanying notes to financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings	$2,009,632	1,279,054
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	120,000	408,000
Provision for deferred taxes	170,611	-
Depreciation, amortization and accretion	308,428	350,664
Gain on sale of investment securities	-	(6,282)
Loss (gain) on sales and disposals of fixed assets	(62,959)	5,666
Gain on sale of other real estate owned	(384,006)	(17,597)
Change in assets and liabilities:
Interest receivable and other assets	(534,181)	(277,326)
Interest payable and other liabilities	(216,478)	31,725
Mortgage loans held for sale	(1,928,252)	(601,077)

Net cash (used) provided by operating activities	(517,205)	1,172,827

Cash flows from investing activities:
Proceeds from sale of investment securities	-	339,131
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	2,679,715	8,563,869
Purchases of investment securities available for sale	(6,737,670)	(13,220,154)
Purchases of other securities	(55,900)	(10,100)
Net change in loans	(3,616,909)	(5,716,454)
Purchases of premises and equipment	(1,081,773)	(272,531)
Proceeds from sale of premises and equipment	139,184	-
Proceeds from sale of other real estate owned	665,497	539,123

Net cash used by investing activities	(8,007,856)	(9,777,116)

Cash flows from financing activities:
Net change in deposits	5,220,864	5,538,690
Net change in securities sold under repurchase agreements	1,063,950	1,470,101
Dividends paid	(989,797)	(899,885)

Net cash provided by financing activities	5,295,017	6,108,906

Net decrease in cash and cash equivalents	(3,230,044)	(2,495,383)

Cash and cash equivalents at beginning of period	19,064,659	15,753,366

Cash and cash equivalents at end of period	$15,834,615	13,257,983

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Supplemental cash flow information:
Cash paid for interest	$3,574,230	$2,243,786
Cash paid for taxes	$1,055,000	$578,000

Noncash investing and financing activities:
Change in dividends payable	$989,797	$899,885
Change in net unrealized gain on investment securities
available for sale, net of tax	$(339,478)	$(179,637)

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

Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2005.

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

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(Unaudited)

(3)	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	2006	2005

Balance at beginning of year	$2,945,256	2,531,330
Amounts charged off	(35,390)	(159,987)
Recoveries on amounts previously charged off	38,213	50,478
Provision for loan losses	120,000	408,000

Balance at June 30	$3,068,079	2,829,821

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

Financial Condition

Total assets at June 30, 2006 were $291,814,000, representing a $6,749,000 (2.37%) increase from December 31, 2005. Deposits increased $5,221,000 (2.03%) from December 31, 2005. The increase in deposits is primarily attributable to increases in time deposits of $12,298,000 and non-interest bearing checking accounts of $1,568,000, offset by decreases in money market accounts of $3,677,000, savings accounts of $3,650,000, and interest-bearing checking accounts of $1,318,000 as compared to December 31, 2005 balances. Loans increased $3,619,000 (1.75%) and investment securities increased $3,533,000 (6.88%) as compared to December 31, 2005. The allowance for loan losses at June 30, 2006 was $3,068,000, compared to the December 31, 2005 balance of $2,945,000, representing 1.46% of total loans at June 30, 2006, compared to 1.43% of total loans at December 31, 2005. Cash and cash equivalents decreased $3,230,000 from December 31, 2005.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $2,148,000 at June 30, 2006, representing a decrease of $962,000 (30.94%) from December 31, 2005. This decrease is attributable to decreases of $363,000 in loans more than 90 days past due, $310,000 in nonaccrual loans, $281,000 in other real estate owned, and $8,000 in repossessed collateral. As a result of the decrease, total nonperforming assets were 1.02% of total loans at June 30, 2006 compared to 1.51% of total loans at December 31, 2005. Nonperforming loans represented 0.74% of total assets at June 30, 2006, compared to 1.09% of total assets at December 31, 2005. Nonaccrual loans represented 0.88% of total loans outstanding at June 30, 2006, compared to 1.04% of total loans outstanding at December 31, 2005. There were no related party loans which were considered to be nonperforming at June 30, 2006.

At June 30, 2006, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry. As of June 30, 2006, the Corporation had total commitments for construction and development loans of $85,466,000, of which $60,710,000 was funded and outstanding. Total funded and unfunded commitment amounts for hotel and motel loans were $18,897,000 at June 30, 2006 compared to $23,415,000 at December 31, 2005. Of the total commitments for hotel and motel loans, $16,637,000 was funded and outstanding at June 30, 2006, down from the December 31, 2005 total of $19,569,000. The Corporation monitors these concentrations on a monthly basis. The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely affect construction of new homes and developments of new housing communities. The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry. The Corporation has established a maximum dollar amount of hotel and motel loans that it is willing to fund.

Results of Operations

Net interest income increased $679,000 (12.74%) in the first six months of 2006 compared to the same period for 2005, primarily as a result of improved interest rate spread. The Bank’s net interest margin for the first six months of 2006 was 4.59%, compared to 4.57% for the same time period during 2005. Yield on interest earning assets for the six-month period ending June 30, 2006 was 7.97%, compared to 6.90% for the six-month period ending June 30, 2005. Average rate paid on interest bearing liabilities was 3.32% for the six months ending June 30, 2006, compared to 2.27% for the same period during 2005. The primary reason for the changes in the yields and cost of funds is due to increases in the prime rate during 2005 and the first six months of 2006. The increases in interest rates produced additional net interest income due to the Bank’s asset-sensitive balance sheet throughout the periods.

Interest income for the first six months of 2006 was $9,727,000, representing an increase of $2,113,000 (27.75%) as compared to the same period in 2005. Interest expense for the first six months of 2006 increased $1,434,000 (62.74%) compared to the same period in 2005. The increase in interest income during the first six months of 2006 compared to the same period in 2005 is primarily attributable to a higher interest rate market due to prime rate increases during the first two quarters of 2006 and an increase in outstanding loans. The increase in interest expense is primarily attributable to a higher level of deposits as well as the rising interest rate environment as well as the rising interest rate environment.  In addition, a shift within the Bank's deposit base to a higher level of certificates of deposit contributed to the increase in interest expense.

The Bank analyzes its allowance for loan losses on a monthly basis. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. For the six months ended June 30, 2006, the provision for loan losses was $120,000, compared to $408,000 for the same period in 2005. The decrease in the provision for loan losses is primarily due to an improvement in the credit quality within the loan portfolio, as evidenced by a decrease in nonperforming loans as well as the Bank having net loan recoveries during the first two quarters of 2006 of $3,000. The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment. It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first six months of 2006 increased $428,000 (34.21%) compared to the first six months of 2005. This increase is primarily attributable to net gains on the sale of other real estate owned of $384,000 and gains on the sales of fixed assets of $63,000. The gains on the sale of other real estate owned is primarily due to the bank selling a piece of real estate at a gain of $386,000. The gain on the sale of fixed assets is the result of the Bank selling a vacated branch location and realizing a gain on the sale of $63,000. Both of these sales were done as a part of an IRS Section 1031 like-kind exchange in conjunction with purchasing a branch site that the bank had been leasing.

Other expenses for the first six months of 2006 increased $234,000 (5.41%) compared to the first six months in 2005. The increase is primarily attributable to a $162,000 (6.21%) increase in salaries and benefits expense primarily due to merit increases for employees.

The Bank’s effective tax rate was 32% and 29% for the six months ended June 30, 2006 and 2005, respectively. The increase in the effective tax rate in 2006 is due to a lesser level of impact of tax-exempt securities on taxable income as the total tax-exempt income has reduced proportionately to total income

Interest rate sensitivity

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

At June 30, 2006, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $43,261,000, indicating that the Bank was asset sensitive. Rate shock data show that the Bank’s net interest income would increase $90,000 on an annual basis if rates increased 100 basis points, and would decrease $322,000 on an annual basis if rates fell 100 basis points.

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

The Corporation monitors its liquidity position monthly. The primary tool used in this analysis is an internal calculation of a liquidity ratio. This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase. At June 30, 2006, the Corporation’s liquidity ratio was 18.9%. This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed. Presently, the Corporation has arrangements with two commercial banks for short term unsecured advances up to $7,000,000, none of which were outstanding at June 30, 2006. Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at June 30, 2006.

During the first six months of 2006, cash and cash equivalents decreased $3,230,000 to a total of $15,835,000 at June 30, 2006. Cash outflows from operations totaled $517,000 during the first six months of 2006, while inflows from financing activities totaled $5,295,000, most of which were net deposit increases of $5,221,000.

Investing activities used $8,008,000 of cash and cash equivalents, consisting primarily of purchases of investment securities of $6,738,000 and net increases in loans totaling $3,617,000, offset by proceeds from calls, maturities and paydowns of securities totaling $2,680,000. At June 30, 2006, the Bank had $54,867,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments. At June 30, 2006, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $47,843,000 and $411,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at June 30, 2006, based on the regulatory capital requirements of federal banking agencies. The capital ratios of the Corporation are essentially the same as those of the Bank at June 30, 2006 and therefore only the Bank’s ratios are presented. The Bank was considered “well-capitalized” at June 30, 2006.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	11.6%
Tier 1 Capital minimum requirement	4.0%

Excess	7.6%

Total Capital, Actual	12.9%
Total Capital minimum requirement	8.0%

Excess	4.9%

Leverage Ratio

Tier 1 Capital to adjusted total assets	9.1%
Minimum leverage requirement	3.0%

Excess	6.1%

Item 3.
CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of June 30, 2006. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION
OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Item 1.     Legal Proceedings

                         None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

                         None

Item 3.     Defaults Upon Senior Securities

                         None

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	Oconee Financial Corporation’s annual meeting of stockholders was held on May 1, 2006.

(b)	The following is a summary of matters submitted to a vote of security holders:

1.  The election * of the following directors to serve the current year term:

G. Robert Bishop	Carl R. Nichols
Jimmy L. Christopher	Ann B. Powers
Douglas D. Dickens	Jerry K. Wages
John A. Hale	Virginia S. Wells
B. Amrey Harden	Tom F. Wilson
Henry C. Maxey

A tabulation of votes concerning the above issue is as follows:

Shares voted in favor	655,360
Shares voted in person against	0
Shares abstained from voting	0

Total shares represented	655,360
Total shares outstanding	899,815

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

Date:      August 14, 2006

By:      /s/ Jerry K. Wages
       Jerry K. Wages, Sr. Executive Vice President and CFO

Date:      August 14, 2006

By:   /s/ Steven A. Rogers
       Steven A. Rogers
       Vice President and Controller
       (Principal Accounting Officer)

Date:      August 14, 2006