Form 10KSB
period 2006-12-31
OCONEE FINANCIAL CORP
filed 2007-04-02
CIK 1076691

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-25267

              Oconee Financial Corporation
(Name of Small Business Issuer in its Charter)

Georgia	58-2442250
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

    35 North Main Street, Watkinsville, Georgia 30677-0205
(Address of Principal Executive Offices)   (Zip Code)

Issuer’s telephone number, including area code:  (706) 769-6611

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No   ☒

State issuer’s revenues for its most recent fiscal year.  $23,377,343

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of March 19, 2007: 525,317 shares of common stock with an aggregate value of $15,775,270 (based on approximate book value of the common stock).

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of March 29, 2007, there were issued and outstanding 899,815 shares of common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2007 annual meeting of shareholders are incorporated by reference into Part III.

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

At December 31, 2006, the Bank’s total assets were $336,508,000, compared to $285,065,000 at year-end 2005.  Over the past 5 years, total assets of the Bank have grown by $123,984,000, representing an increase of  58.3%.

Services

The Bank is a community oriented, full-service commercial bank, headquartered in Oconee County, Georgia with six full-service banking offices and eight automated teller machines (“ATMs”).  The Bank places an emphasis on retail and small business banking, and offers customary banking services such as consumer and commercial checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, safe deposit facilities, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, offers lines of credit, VISA and MasterCard accounts, and provides a variety of other banking services.

Markets

The Bank operates primarily in Oconee and Athens-Clarke counties in Georgia.  The Bank’s secondary market is defined as other counties contiguous to Oconee County, which include Greene, Morgan, Walton, Barrow, and Oglethorpe, and Madison County, which is not contiguous to Oconee County, but is a part of the Athens Metropolitan Statistical Area.

Deposits

The Bank offers a full range of deposit accounts and services to individuals and businesses.  At December 31, 2006, the Bank’s deposit base totaled $303,995,000 and consisted of the following types of accounts:

	Amount	Percentage
	(In thousands)
Non-interest bearing demand deposits	$33,688	11.1%
Interest-bearing NOW accounts	64,278	21.2%
Money market deposit accounts	11,250	3.7%
Savings deposits	44,174	14.5%
Time deposits of less than $100,000	64,891	21.3%
Time deposits of $100,000 or more	76,479	25.2%
Individual retirement accounts	9,235	3.0%
Total Deposits	$303,995	100.0%

Management of the Bank believes that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans

The Bank makes both secured and unsecured loans to individuals and businesses.  At December 31, 2006, the Bank’s loan portfolio totaled $217,887,000, consisting of the following categories of loans:

	Amount	Percentage
	(In thousands)
Commercial, financial and agricultural	$20,469	9.4%
Real estate - mortgage	100,620	46.2%
Real estate - commercial construction	83,998	38.5%
Real estate - consumer construction	3,266	1.5%
Consumer	9,534	4.4%
Total loans net of unearned income	$217,887	100.0%

The following table shows the amounts and growth for loans, deposits, capital, and total assets at December 31, for the years ended 2001-2006 (dollar amounts are in millions):

	2006	2005	2004	2003	2002	2001	5-Year Growth
Loans	$217.9	$206.5	$186.1	$171.2	$179.6	$151.3	$66.6
Deposits	304.0	256.8	231.8	228.6	211.4	179.7	124.3
Capital	26.7	23.7	22.3	20.8	19.0	16.8	9.9
Total Assets	336.5	285.1	256.9	252.0	246.6	212.5	124.0

As of December 31, 2006, the Bank had concentrations of loans to the housing industry and loans to the hotel and motel industry.  Outstanding construction and development loans, all of which are secured by real estate, housing construction and development totaled $61,387,000, which represented 28.2% of the Bank’s loan portfolio at December 31, 2006.  At year-end 2006, total outstanding balances and commitments for development and construction loans to the housing industry were $84,546,000, which represented 38.8% of the Bank’s total loans and 317.3% of the Bank’s Tier 1 equity capital.  The Bank’s established guideline for this concentration is to be at a balance that represents less than 425% of Tier 1 equity capital.  Demand for single family home construction, as well as acquisition and development lending, remains solid due to low interest rates and the desirability of living in Oconee County, which have fueled demand for new housing and new subdivisions in the area.  The traffic and expansion associated with Georgia Highway 316 and Highway 441 may continue to encourage further housing growth, resulting in the Bank’s continued concentration of housing construction and development loans.

As of December 31, 2006, total outstanding balances for hotel and motel industry loans were $19,139,000, which represented 8.8% of the Bank’s total loans. At year-end 2006, total outstanding balances and commitments for hotel and motel loans were $19,373,000, which represented 8.9% of the Bank’s total loans and 72.7% of the Bank’s Tier 1 equity capital.  The Bank’s established guideline for this concentration is to be at a balance that represents less than 200% of Tier 1 equity capital.

Lending Policy

The current lending policy of the Bank is to offer consumer, real estate, and commercial credit services to individuals and entities that meet the Bank’s credit standards.  Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which he can make to a single borrower or a related group of borrowers. The Bank provides each lending officer with written guidelines for lending activities to ensure that the Bank’s policies and procedures are followed consistently. Throughout the lending decision, the customer’s credit worthiness is examined through credit bureau reports on the borrower’s credit history as well as the borrower’s credit history at the Bank. Various financial information is obtained from the borrower and guarantor(s) and is analyzed to determine the borrower’s ability to repay the loan. In addition, collateral adequacy is examined to determine whether or not the collateral would be sufficient to cover any of the Bank’s risk exposure in the event that the Bank is required to rely on the liquidation of the collateral as a secondary source of repayment.

The Board of Directors of the Bank is responsible for approving and monitoring the loan policy, providing guidance and counsel to all lending personnel and approving all extensions of credit to a single borrower over $500,000, primarily through the Loan Committee of the Board of Directors. This committee convenes weekly to review and approve any loans over $500,000 and also to review nonperforming loans and potential problem loans.

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

Investment Policy

The Bank’s investment policy provides guidelines for determining permissible investments in the investment portfolio, credit criteria and quality ratings, the desired mix among those investments, and preferred maturity distribution of the portfolio.  The Bank’s objectives concerning its investment portfolio require balancing the Bank’s goals with respect to asset/liability management, profitability, liquidity, pledging, and local community support.  The Bank’s President and CEO, Senior Executive Vice President and CFO and Vice President and Controller are authorized to buy and sell securities according to criteria set forth in the investment policy.  Individual transactions, portfolio composition, and performance are reviewed by the Bank’s Investment and Asset/Liability Management Committee and the full Board of Directors of the Bank on a monthly basis.  The investment policy is reviewed annually by the Bank’s Board of Directors.

Generally, all of the Bank’s securities are classified as “Available for Sale”. As of December 31, 2006, investment securities totaled $92,372,000.

The primary risks in the Bank’s securities portfolio consist of two types:

(1)
Credit risk, or the risk of default of the issuer.  Government-sponsored agency securities comprised 76.4% of the portfolio; the credit risk associated with these securities is primarily limited to the risk of default of the U.S. Government and its agencies.  State, County, and Municipal bonds represent 22.5% of the portfolio with the credit risk limited to the risk of default of the issuing authorities.  Other debt securities comprised 1.1% of the portfolio with the credit risk being the risk of default of the issuer of the debt security.

(2)
Interest rate risk, or the risk of adverse movements in interest rates on the value of the portfolio.  In general, a rise in interest rates will cause the value of the Bank’s securities portfolio to decline.  The longer the maturity of an individual security, the greater the effect of change in interest rate on its value.  For a discussion of the Bank’s interest rate risk management policies and management, see “Management’s Discussion and Analysis of Financial Condition or Plan of Operation - Asset/Liability and Interest Rate Sensitivity Management.”

Competition

The Bank competes in Oconee County with six other commercial banks.  With four full-service and one limited banking office within Oconee County, the Bank is the market leader in Oconee County in terms of assets, deposits, facility locations, and market coverage.

The Bank also competes in Athens-Clarke County.  There are thirteen other commercial banks in Athens-Clarke County, six of which have offices in Oconee County.  As of June 30, 2006, the other thirteen banks located in Athens-Clarke County held deposits totaling $1,826,181,000.  The Bank’s physical presence in Athens-Clarke County is limited to one full-service branch, a full-service in-store branch in the East Athens Wal-Mart Supercenter, and one ATM, located in a convenience store.

The following table shows deposits by financial institution along with market share in Oconee County for the period ended June 30, 2006 (dollar amounts are in thousands):

	Total Deposits	Deposit Market Share
Oconee State Bank	$238,844	47.3%
North Georgia Bank	111,172	22.0%
Athens First Bank & Trust Company	95,131	18.8%
Bank of America, N.A.	27,819	5.5%
First American Bank & Trust Company	11,560	2.3%
Community Bank & Trust	10,864	2.1%
SunTrust Bank	10,132	2.0%
Total deposits	$505,522	100.0%

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

Forward Looking Statements

Information provided by Oconee may constitute “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties.  Any statements made in this Annual Report on Form 10-KSB including any statements incorporated by reference, which are not statements of historical fact, are forward-looking statements.  These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally in the United States and in the markets where Oconee operates); competition from other providers of financial services; changes in government regulations and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of Oconee’s credit customers; the sufficiency of the Bank’s allowance for loan losses; trade, monetary and fiscal policies and laws, including Federal Reserve interest rate policies; inflation or fluctuation in market conditions; technology changes; consumer income levels and spending and savings habits changes; and Oconee’s ability to manage the foregoing risks and factors; all of which are difficult to predict and which may be beyond the control of Oconee.  Oconee undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

The Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company.  In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities.  This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

•	making or servicing loans and certain types of leases;
•	performing certain data processing services;
•	acting as fiduciary or investment or financial advisor;
•	providing brokerage services;
•	underwriting bank eligible securities;
•	underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and
•	making investments in corporations or projects designed primarily to promote community welfare.

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

The payment of dividends by Oconee and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Bank.  At December 31, 2006, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $1,998,000.  For 2006, Oconee’s cash dividend payout to stockholders was 28.4% of net income.

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

Capital Adequacy.  The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have (1) a minimum level of total capital to risk-weighted assets of 8%; (2) a minimum Tier 1 Capital to risk-weighted assets of 4%; and (3) a minimum stockholders’ equity to risk-weighted assets of 4%.  In addition, the Federal Reserve and the FDIC have established a minimum 4% leverage ratio of Tier 1 Capital to total assets for all but the most highly rated banks and bank holding companies.  “Tier 1 Capital” generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles.  The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than 4% if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve.  The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

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

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Under the FDIC’s regulations, the Bank was a “well capitalized” institution at December 31, 2006 and December 31, 2005.

Set forth below are pertinent capital ratios for the Bank as of December 31, 2006 and 2005:

	2006	2005
Total Risk-Based Capital	12.4%	12.4%
Tier 1 Risk-Based Capital	11.1%	11.1%
Leverage Ratio (Tier 1 Capital to Average Total Assets)	8.6%	8.4%

Commercial Real Estate. In December 2006, the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending, noting that recent increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny. The Bank has a concentration in commercial real estate loans in excess of those defined levels. Management believes that the Bank’s credit processes and procedures meet the risk management standards dictated by this guidance, but it is not yet possible to determine the impact this guidance may have on examiner attitudes with respect to the Bank’s real estate concentrations, which attitudes could effectively limit increases in the Bank’s loan portfolios and require additional credit administration and management costs associated with those portfolios.

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

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the “USA Patriot Act”) has imposed significant new compliance and due diligence obligations, creating new crimes and penalties. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to Oconee and the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputation-related consequences for the institution.

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

Employees

At December 31, 2006, the Bank had 78 full-time employees and 31 part-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTIES.

The Bank operates six full-service banking offices, one limited service banking office and two support services spaces as follows:

(1)	Main Office 35 North Main Street Watkinsville, Georgia 30677

(2)	Bogart Branch U.S. Highway 78 Bogart, Georgia 30622

(3)	Butler’s Crossing Branch 2000 Experiment Station Road Watkinsville, Georgia 30677

(4)	Mortgage Department/Operations Annex (Limited Service/Support Offices for Main Office) Condominium Units 10 and 12 Durham Street Watkinsville, Georgia 30677

(5)	Athens Branch 500 North Milledge Avenue Athens, Georgia 30605

(6)	East Athens Wal-Mart Supercenter (In-Store Full Service Branch) 4375 Lexington Road Athens, Georgia 30605

(7)	University Parkway Branch 2500 Daniell’s Bridge Road Building 200, Suite 1A Athens, Georgia 30606

(8)	Operations Center 7920 Macon Highway Watkinsville, Georgia 30677

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

The Bank owns two office condominium units adjacent to and behind its main office in Watkinsville.  Each unit contains 1,180 square feet on the ground floor and 450 square feet on the second floor, for a total of 1,630 square feet per unit or 3,260 square feet for both.

The Bank’s Operations Center located at 7920 Macon Highway in Watkinsville, Georgia.  The building is approximately 60,000 square feet, is owned by Oconee, and is located on approximately 10 acres of land.  The Bank uses approximately 20,000 square feet to house personnel in the human resources, deposit operations, information technology, loan operations, compliance and accounting departments.  The rest of the building is available for the Bank to lease to other companies.  Currently, the remainder of the building is leased.

The Butler’s Crossing Branch is located at 2000 Experiment Station Road in Watkinsville, Georgia. This 2,800 square-foot facility is owned by Oconee and has three drive-thru windows.

The Athens Branch is located at 500 North Milledge Avenue in Athens, Georgia.  The branch is a 2,000 square foot building.  The branch is leased by the Bank.  The lease was renewed in July of 2006 and has a term of two years at a monthly rate of $2,500.00.

The Bank leases space in the Wal-Mart Supercenter Store No. 2811 located at 4375 Lexington Road in Athens, Georgia from Wal-Mart Stores East, Inc.  This branch contains 695 square feet inside the store.  The lease was entered into in January of 2000 for a five year term. The bank renewed this lease in January of 2005 for an additional five years at a monthly rate of $3,312.50.

The University Parkway Branch was leased by the Bank on November 10 2006 and was opened for business in February 2007. The branch is located in an office suite on the first floor of the Fortson, Bentley and Griffin building at 2500 Daniell’s Bridge Road. Although the building has an Athens address, the branch is located within Oconee County. The branch is approximately 3,950 square feet. The branch is leased for a term of ten years, with a base rate in year one of the lease of $6,898.50 per month. The lease calls for increases in the rent of 2% each year through year ten.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Markets For Capital Stock and Dividends

Oconee’s common stock, its only class of equity securities, is not traded on an established public trading market. The following table sets forth certain information regarding trades of Oconee common stock known by management for the indicated periods:

	Number of	Aggregate	Size of Trades		Price of Trades
Year	Trades	Shares	Smallest	Largest	Lowest	Highest
2006	20	1,954	1 share	500 shares	$65.00	$100.00
2005	78	8,005	1 share	1,000 shares	$52.00	$ 85.00

At March 14, 2007, there were approximately 700 recordholders of Oconee common stock and 899,815 shares issued and outstanding.

In 2006 and 2005, Oconee declared cash dividends of $1.25 and $1.10 per share, respectively, payable to stockholders of record on December 31 of each year.  Cash dividends for 2006 represented a payment of 28.4% of net income for the year compared to 32.4% for 2005.  While Oconee intends to continue paying cash dividends on an annual basis, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by Oconee’s Board of Directors upon their consideration of various factors, which include Oconee’s financial condition and results of operations, investment opportunities available to Oconee, changes in regulatory capital requirements, tax consideration and general economic conditions.  See “Supervision and Regulation - Payment of Dividends.”

Oconee has not sold any unregistered securities within the past three years.

Oconee does not have any equity compensation plans.

Share Repurchases

Oconee repurchased 70 shares of common stock during July 2005 at a total cost of $3,640. These shares were subsequently retired. There were no share repurchases during 2006.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements beginning on page F-1.

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

On all loans past due 120 days, it is the policy of the Company to charge off the portion of those loans whose collectibility is sufficiently questionable that it can no longer justify showing the loans as an asset on its balance sheet. To determine if a loan should be charged off, all possible sources of repayment are analyzed, including: (1) the potential future cash flow, (2) the value of the Company’s collateral, and (3) the strength of co-makers or guarantors of the loan in question. When these sources do not add up to a reasonable probability that the loan can be collected, all or a portion of the loan is charged off. Loans are charged off by crediting the appropriate loan category and debiting the reserve for loan losses account. Any accrued but unpaid interest is charged against current years earnings. All future payments received on the loan are credited to the reserve for loan losses account.

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

Selected Financial Information

	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Net interest income	$12,198	$11,111	$10,003	$9,033	$8,665
Other income	2,846	2,508	2,219	3,003	2,504
Provision for loan losses	200	612	394	645	555
Net earnings	3,960	3,056	2,531	2,678	2,612
Net earnings per common share	4.40	3.40	2.81	2.98	2.90
Total assets	336,508	285,065	256,865	251,956	246,286
Cash dividends declared per common share	1.25	1.10	1.00	1.00	1.00

RESULTS OF OPERATIONS

Net Interest Income

The Company’s earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense that is paid on its deposits and other liabilities.

Net interest income in 2006, which was $12,198,000, increased by $1,087,000, or 9.8%, over 2005. Net interest income improved as a result of an increase in interest income of $4,190,000 offset by an increase in interest expense of $3,103,000. The increase in interest income was due primarily to an increase in average interest-earning assets of $29,639,000 in 2006 as compared to 2005 as well as an increasing net interest margin resulting from the rising interest rate environment. Average outstanding loan balances during 2006 were $17,025,000 higher than 2005 levels. The increase in the prime rate, which is the base rate for the Bank’s variable rate loans, from 7.25% at the beginning of 2006 to 8.25% at December 31, 2006 led to increased interest rates on loans tied to the prime rate. The increase in interest expense is primarily due to an increase in average interest-bearing liabilities of $23,259,000 in 2006 as compared to 2005. This increase is primarily attributable to an increase of $28,388,000 in average time deposits, offset by a decrease of $6,936,000 in average savings accounts. In addition to the increase in average balances, a higher interest rate environment created by increased competition within the Bank’s market for time deposits also contributed significantly to the increase in interest expense.

Net interest income in 2005, which was $11,111,000, increased by $1,108,000, or 11.1%, over 2004. Net interest income improved as a result of an increase in interest income of $2,656,000 offset by an increase in interest expense of $1,547,000. The increase in interest income was due primarily to an increase in average interest-earning assets of $15,881,000 in 2005 as compared to 2004 as well as an increasing net interest margin resulting from the rising interest rate environment. Average outstanding loan balances during 2004 were $15,752,000 higher than 2004 levels. The increase in the prime rate, which is the base rate for the Bank’s variable rate loans, from 5.25% at the beginning of 2005 to 7.25% at December 31, 2005 led to increased interest rates on loans tied to the prime rate. The increase in interest expense is primarily due to an increase in average interest-bearing liabilities of $11,406,000 in 2005 as compared to 2004. This increase is primarily attributable to an increase of $13,655,000 in average time deposits, offset by a decrease of $2,528,000 in average savings accounts. In addition to the increase in average balances, the higher interest rate environment also contributed significantly to the increase in interest expense.

Table 1 below sets forth the average balance for each category of interest-earning assets and interest-bearing liabilities and the average rate of interest earned or paid thereon for the years ended December 31, 2006, 2005 and 2004. Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported. Loan fees of $712,000, $772,000 and $775,000 are included in the yields for 2006, 2005 and 2004, respectively. Yield information does not give effect to changes in fair value that are reflected as a compnent of stockholders’ equity, and yields are not calculated on a tax equivalent basis.

Table 1

Average Balance Sheets and Interest Rates

	For the Years Ended December 31,

	2006			2005			2004

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest earning assets:
Investment securities:
Taxable	36,978,341	1,708,908	4.62%	$27,975,015	$1,154,080	4.13%	$30,278,801	$1,165,597	3.85%
Non-taxable	18,358,643	884,178	4.82%	16,966,818	801,772	4.73%	16,617,082	801,396	4.82%
Other Investment Securities	1,910,456	113,611	5.94%	2,112,050	117,679	5.57%	2,222,672	109,441	4.92%
Federal funds sold	12,834,769	631,201	4.92%	10,356,173	342,585	3.31%	7,448,265	100,011	1.34%
Loans (including loan fees)	211,225,525	17,193,786	8.14%	194,200,656	13,925,648	7.17%	178,449,084	11,509,253	6.45%
Total interest-earning assets	281,307,734	20,531,684	7.30%	251,610,712	16,341,764	6.49%	235,015,904	13,685,698	5.82%
Allowance for loan losses	(3,060,225)			(2,793,934)			(2,803,003)
Cash and due from banks	5,718,282			6,975,731			7,245,501
Other assets	9,014,142			9,754,382			10,029,256
Total assets	292,979,933			$265,546,891			$249,487,658
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	58,331,846	1,391,965	2.39%	$57,304,533	$871,368	1.52%	$57,964,350	$615,260	1.06%
Savings	46,853,971	1,386,897	2.96%	53,790,134	1,235,106	2.30%	56,318,461	911,977	1.62%
Time	123,621,863	5,487,621	4.44%	95,233,721	3,080,559	3.23%	81,578,878	2,132,542	2.61%
Federal funds purchased	-	-	-	71,964	1,527	2.12%	35,669	1,508	4.23%
Securities sold under repurchase agreements	3,199,756	66,732	2.09%	2,348,393	41,892	1.78%	1,445,658	21,820	1.51%
Total interest bearing liabilities	232,007,436	8,333,215	3.59%	208,748,745	5,230,452	2.51%	197,343,016	3,683,107	1.87%
Non-interest bearing deposits	34,307,448			31,835,382			29,102,010
Other liabilities	1,104,093			1,539,053			1,198,398
Total liabilities	267,418,977			242,123,180			227,643,424
Stockholders’ equity	25,560,956			23,423,711			21,844,234
Total liabilities and stockholders’ equity	292,979,933			$265,546,891			$249,487,658
Excess of interest-bearing assets over interest-bearing liabilities	49,300,298			$42,861,967			$37,672,888
Ratio of interest-earning assets to interest -bearing liabilities	121.25%			120.53%			119.09%
Net interest income		12,198,469			$11,111,312			$10,002,591
Net interest spread			3.71%			3.98%			3.95%
Net interest margin (1)			4.34%			4.42%			4.26%

(1) Net interest margin is the net return on interest-earning assets. It is computed by dividing net interest income by average total interest-earning assets.

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

Table 2
Volume-Rate Analysis

	2006 over 2005 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Taxable	$405,383	$149,445	$554,828
Non-taxable	66,891	15,515	82,406
Other investment securities	(11,615)	7,547	(4,068)
Federal funds sold	95,181	193,435	288,616
Loans (including loan fees)	1,285,055	1,983,083	3,268,138
Total interest earning assets	1,840,895	2,349,025	4,189,920
Interest expense on:
Deposits:
Interest bearing demand	15,810	504,787	520,597
Savings	(173,078)	324,869	151,791
Time	1,066,622	1,340,440	2,407,062
Securities sold under repurchase agreements	16,779	8,061	24,840
Federal Funds purchased	(1,527)	-	(1,527)
Total interest bearing liabilities	924,606	2,178,157	3,102,763
Net interest income	$916,289	$170,868	$1,087,157

Table 2
Volume-Rate Analysis (continued)

	2005 over 2004 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Taxable	$(95,213)	$83,696	$(11,517)
Non-taxable	16,571	(16,195)	376
Other investment securities	(6,123)	14,361	8,238
Federal funds sold	95,793	146,781	242,574
Loans (including loan fees)	1,026,397	1,389,998	2,416,395
Total interest earning assets	1,037,425	1,618,641	2,656,066
Interest expense on:
Deposits:
Interest bearing demand	(9,914)	266,022	256,108
Savings	(59,098)	382,227	323,129
Time	444,254	503,763	948,017
Securities sold under repurchase agreements	15,455	4,617	20,072
Federal Funds purchased	19	-	19
Total interest bearing liabilities	390,716	1,156,629	1,547,345
Net interest income	$646,709	$462,012	$1,108,721

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

The provision for loan losses in 2006 was $200,000 compared to $612,000 in 2005. The decrease in the provision for loan losses is primarily due to an improvement in the overall quality of the Bank’s loan portfolio, as evidenced by a decrease in net charge-offs in 2006 as compared to 2005 and a decline in non-performing assets during 2006 as compared to 2005.

The allowance for loan losses represented approximately 1.41% of total loans outstanding at December 31, 2006 compared to 1.43% at December 31, 2005. Net charge-offs for 2006 declined to $64,000, compared to $198,000 during 2005. Net charge-offs as a percentage of the provision for loan losses were 32.0% and 32.4% for the years ended December 31, 2006 and 2005, respectively. Management believes that the level of the allowance is appropriate based on the loan portfolio and current economic conditions.

The provision for loan losses in 2005 was $612,000 compared to $394,000 in 2004. The increase in the provision for loan losses was primarily attributable to an increase in the average outstanding balances of the loan portfolio during 2005 as compared to 2004.

The allowance for loan losses represented approximately 1.43% of total loans outstanding at December 31, 2005 compared to 1.36% at December 31, 2004. Net charge-offs for 2005 were $198,000 compared to $532,000 during 2004. Net charge-offs as a percentage of the provision for loan losses were 32.4% and 135.0% for the years ended December 31, 2005 and 2004, respectively. The decrease in net charge-offs for 2005 was a primarily attributable to one large charge-off in 2004 totaling $303,000. The level of charge-offs during 2005 represents a more traditional level for the Bank.

Non-Interest Income

Other income of $2,846,000 in 2006 increased from 2005 by $338,000 or 13.5% due primarily to increases in net gains on the sale of other real estate owned of $371,000 and gains on the sales of fixed assets of $57,000, offset by a decrease in insufficient funds charges on deposit accounts of $114,000. The gains on the sale of other real estate owned are primarily due to the Bank selling a parcel of real estate at a gain of $386,000. The gain on the sale of fixed assets is the result of the Bank selling a vacated branch location and realizing a gain on the sale of $63,000.

Other income of $2,508,000 in 2005 increased from 2004 by $289,000 or 13.0% due primarily to an increase of $571,000 in insufficient funds service charges on deposit accounts, offset by a decrease in gains on sales of fixed assets of $193,000 and a decrease in gains on the sales of investment securities of $40,000. The increase in insufficient funds service charges is due to the Bank implementing an overdraft protection program for its customers in March 2005. The decrease in gains on sales of fixed assets is due to the sales of three office condominiums in 2004.

Non-Interest Expense

Other expenses of $9,044,000 in 2006 increased by $439,000 or 5.1% over 2005. The increase in other expenses is attributable to an increase in salaries and employee benefits expense of $429,000, primarily due to merit increases for employees and increases in other employee benefits expenses.

Other expenses of $8,605,000 in 2005 increased by $323,000 or 3.9% over 2004. The increase in other expenses is attributable to an increase in salaries and employee benefits expense of $347,000, primarily due to merit increases for employees.

Income Tax Expense

The Company’s effective tax rates were 32%, 31% and 29% for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in effective tax rate reflects the decrease in relative impact of non-taxable interest income on net income of the Company.

ANALYSIS OF FINANCIAL CONDITION

Summary

During 2006, average total assets increased $27,433,000 (10.3%) from 2005. Average total deposits increased $24,931,000 (10.5%) in 2006 from 2005. Average loans increased $17,025,000 (8.8%) in 2006 over 2005.

Year-end balances at December 31, 2006 and 2005 reflect an increase in total assets of $51,443,000 (18.0%) from 2005 to 2006. Total deposits increased $47,196,000 (18.4%) from 2005 to 2006. Total loans increased $11,414,000 (5.5%) from 2005 to 2006.

Investment Securities

All of the Company’s investment securities are classified as available-for-sale (“AFS”). At December 31, 2006, the market value of AFS securities totaled $92,372,000, compared to $51,334,000 and $46,732,000 at December 31, 2005 and 2004, respectively. The increase in investment securities from 2005 to 2006 is due to purchases of securities in the fourth quarter of 2006 due to significant growth of the Bank’s public funds deposits. This growth was the result of the Bank receiving approximately $25 million in public funds from the issuance of bonds by a local government entity. These deposits are required to be secured by the pledging of investment securities. In order to fulfill this requirement, the Bank purchased approximately $26 million in investment securities. Table 3 presents the market value of the presently held AFS securities for the years ended December 31, 2006, 2005 and 2004.

Table 3
Investment Portfolio

	2006	2005	2004
Available for sale
State, county and municipal	$20,809,703	$18,475,471	$16,901,346
Government-sponsored agencies	59,343,821	20,654,830	17,670,308
Mortgage-backed	11,237,922	10,703,439	10,662,410
Other debt securities	980,800	1,500,000	1,497,500
Totals	$92,372,246	$51,333,740	$46,731,564

The composition of the investment securities portfolio reflects the Company’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Table 4 presents the AFS securities held by the Company by maturity category at December 31, 2006. Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity and yields are not calculated on a tax equivalent basis.

Table 4
Maturity Distribution and Weighted Average Yield on Investments (1)

	Government-sponsored Agencies	Mortgage- Backed Securities (2)	State, County and Municipal	Trust Preferred Securities	Weighted Average Yields

Within 1 year	$10,401,132	$-	$-	$-	5.11%
After 1 through 5 years	22,877,275	1,816,964	1,387,740	-	4.43%
After 5 through 10 years	8,472,490	-	4,764,227	980,800	5.35%
After 10 years	17,592,924	9,420,958	14,657,736	-	5.22%
Totals	$59,343,821	$11,237,922	$20,809,703	$980,800

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
(2)	These securities are government guaranteed securities. Mortgage-backed securities provide a cash flow of principal and interest over time that is not reflected in this table.

Loans

The loan portfolio is the largest category of the Company’s earning assets and is comprised of commercial loans, residential mortgage loans, real estate construction and development loans and consumer loans. The Company conducts primary lending through its branches in Oconee and Athens-Clarke counties, Georgia, while its secondary lending market consists of those counties contiguous with Oconee County, including Greene, Morgan, Walton, Barrow and Oglethorpe, and to Madison County, which is not contiguous to Oconee County, but is part of the Athens Standard Metropolitan Statistical Area.

The composition of the Company’s loan portfolio is presented in Table 5.

Table 5
Loan Portfolio

	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$20,468,788	21,012,994	21,625,371	21,208,190	21,466,048
Real estate - construction	87,264,251	72,533,344	55,157,066	43,831,025	51,268,113
Real estate - mortgage	100,620,440	103,029,748	98,929,804	94,266,400	93,464,207
Consumer	9,533,930	9,897,511	10,353,250	11,845,183	13,354,030
	217,887,409	206,473,597	186,065,491	171,150,798	179,552,398
Less: Allowance for loan losses	(3,080,661)	(2,945,256)	(2,531,330)	(2,669,204)	(2,098,691)
Loans, net	$214,806,748	203,528,341	183,534,161	168,481,594	177,453,707

As of December 31, 2006, loans outstanding were of $217,887,000, an increase of $11,414,000 or 5.5% over the December 31, 2005 balance of $206,474,000. This increase was primarily attributable to growth within the Bank’s real estate construction loan portfolio due to new construction projects that were funded by the Bank.

Table 6 identifies the maturities of commercial and real estate construction (including acquisition and development) loans as of December 31, 2006 and addresses the sensitivity of these loans to changes in interest rates.

Table 6
Maturity and Repricing Data for Loans

Maturity	Commercial, Financial and Agricultural	Real Estate Construction	Total
Within 1 year	$10,880,079	$72,955,336	$83,835,415
1 to 5 years	6,575,967	14,308,915	20,884,882
Over 5 years	3,012,742	-	3,012,742
Totals	$20,468,788	$87,264,251	$107,733,039

As of December 31, 2006, the interest terms of loans in the indicated classifications for the indicated maturity ranges in excess of one year are as follows:

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, financial and agricultural
1 to 5 years	$4,694,318	$1,881,649	$6,575,967
Over 5 years	$-	$3,012,742	$3,012,742

Real estate construction
1 to 5 years	$-	$14,308,915	$14,308,915
Over 5 years	$-	$-	$-

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio.

Table 7 presents an analysis of the allowance for loan losses including charge-off activity.

Table 7
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:
	2006	2005	2004	2003	2002
	(Amounts are presented in thousands)
Balance at beginning of year	$2,945	$2,531	$2,669	$2,099	$1,812
Charges-offs:
Commercial, financial and agricultural	-	160	453	35	138
Installment	60	80	273	76	162
Real Estate	50	13	-	10	-
Total charge-offs	110	253	726	121	300
Recoveries:
Commercial, financial and agricultural	20	40	178	28	9
Installment	26	15	16	18	23
Total recoveries	46	55	194	46	32
Net charge-offs	64	198	532	75	268
Provisions charged to operations	200	612	394	645	555
Balance at end of year	$3,081	$2,945	$2,531	$2,669	$2,099
Ratios of net charge-offs during the period to average loans outstanding during the period	.03%	.10%	.30%	.04%	.15%

At December 31, 2006, the Company had loan concentrations in the housing industry and in the hotel and motel industries. The Company monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines. The primary risks relating to the concentration in the housing industry is a downturn in the economy adversely affecting construction of new homes and developments of new housing communities and the impact of rising interest rates on variable rate mortgages. The market for residential real estate and development slowed during the year, primarily in the area of new residential development and speculative housing construction, resulting in a slight decrease in demand for loans funding this industry. The Company’s primary risk relating to the hotel and motel industry loans is a slowdown in the travel industry. The Company has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown. Management of the Company believes that all of the Company’s hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

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

For year-end 2006 the allowance for loan losses was allocated as follows (in thousands):

	Allocation of Allowance for Loan Losses	% of Allowance for L oan Losses	% of Loans by Category to Total Loans
	(in thousands)
Commercial, financial and agricultural	$87	2.8%	3.6%
Real Estate - Commercial Construction	646	21.0%	17.1%
Consumer	50	1.6%	4.1%
Real Estate - Mortgage	1,453	47.2%	73.2%
Unallocated	845	27.4%	2.0%
Total	$3,081	100.0%	100.0%

Nonperforming Assets

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due, totaled $2,045,000 at December 31, 2006 compared to $3,110,000 at December 31, 2005. This decrease is attributable to decreases in non-accrual loans of $1,473,000 and loans more than 90 days past due of $9,000, offset by an increase in other real estate and repossessions of $417,000.

A summary of non-performing assets at December 31 during the last past 5 fiscal years is presented in Table 8.

Table 8
Non-performing Assets

	December 31,
	2006	2005	2004	2003	2002
Other real estate and repossessions	$744,000	327,000	$839,000	$1,077,000	$292,000

Accruing loans 90 days or more past due	623,000	632,000	5,064,000	583,000	10,000

Non-accrual loans	678,000	2,151,000	1,080,000	1,503,000	2,597,000

Interest on non-accrual loans which would have been reported	91,000	95,000	44,000	63,000	188,000

Interest recognized on non-accrual loans prior to reclassification of loans	14,000	86,000	18,000	37,000	98,000

Restructured debt	-	-	-	3,189,000	-

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

Deposits

The Company uses deposits primarily to fund its loan and investment portfolios. The Company offers a variety of deposit accounts to individuals and businesses. Deposit accounts include checking, savings, money market and time deposits. As of December 31, 2006, total deposits were $303,995,000, an increase of $47,196,000 or 18.4% over the December 31, 2005 balance of $256,799,000. The increase in deposits is primarily attributable to an increase in time deposits of $42,580,000 and an increase in demand deposits of $11,954,000, partially offset by a decrease in savings deposits of $7,338,000.

The average balance of the deposits and the average rates paid on such deposits are summarized in Table 9.

Table 9
Deposits
	December 31,
	2006		2005		2004
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Deposits:
Non-interest bearing demand	$34,307,448	-	$31,835,382	-	$29,102,010	-
Interest bearing demand	58,331,846	2.39%	57,304,533	1.52%	57,964,350	1.06%
Savings	46,853,971	2.96%	53,790,134	2.30%	56,318,461	1.62%
Time	123,621,863	4.44%	95,233,721	3.23%	81,578,878	2.61%

	$263,115,128		$238,163,770		$224,963,699

Time deposits in amounts of $100,000 or more totaled $76,479,000, $35,930,000 and $22,028,000 at December 31, 2006, 2005 and 2004, respectively. Table 10 is a summary of the maturity distribution of time deposits in amounts of $100,000 or more as of December 31, 2006.

Table 10
Maturity of Time Deposits over $100,000

Within 3 months	$20,781,000
After 3 through 6 months	18,403,000
After 6 through 12 months	33,044,000
After 12 months	4,251,000
$76,479,000

Transactions with Related Parties

The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers are made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. At December 31, 2006, the Company had loans outstanding to related parties of $6,326,000. Deposits of related parties were $13,506,000.

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

Cash and cash equivalents decreased $3,987,000 to a total of $15,078,000 at year-end 2006 as cash used by investing activities outpaced amounts provided by operating activities and financing activities. Cash inflows from operations totaled $2,020,000 in 2006, while inflows from financing activities totaled $46,986,000, most of which were net deposit increases during 2006 of $47,196,000, offset by cash dividends paid during 2006 of $1,125,000.

Investing activities used $52,993,000 of cash and cash equivalents, principally composed of purchases of investment securities of $53,192,000 and net advances of loans to customers of $11,625,000, offset by proceeds from calls and maturities of investment securities of $11,781,000.

Contractual Obligations and Off-Balance Sheet Arrangements

For maturity and repricing information regarding the Company’s contractual obligations, please see the table under the heading “Asset/Liability and Interest Rate Sensitivity Management.”

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of those instruments reflect the extent of exposure the Company has in particular classes of financial instruments. At December 31, 2006, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $42,490,000 and $276,000, respectively.

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

See note 8 to the consolidated financial statements for further discussion of these risks and contractual commitments.

Capital Resources

Table 11 presents the Company’s regulatory capital position at December 31, 2006.

Table 11
Capital Ratios

Risk-Based Capital Ratios Actual as of December 31, 2006

Tier 1 Capital	11.1%
Tier 1 Capital minimum requirement	4.0%
Excess	7.1%

Total Capital	12.4%
Total Capital minimum requirement	8.0%
Excess	4.4%

Leverage Ratio At December 31, 2006

Leverage ratio	8.6%
Leverage ratio requirement	4.0%
Excess	4.6%

Table 12
Selected Ratios

The following table sets out certain ratios of the Company for the years indicated.

	2006	2005	2004
Net income to:
Average stockholders’ equity	15.49%	13.04%	11.58%
Average assets	1.35%	1.15%	1.01%
Dividends to net income	28.40%	32.39%	35.56%
Average equity to average assets	8.72%	8.82%	8.76%

For further discussion of the actual and required capital ratios of the Company, see note 10 to the consolidated financial statements and “Supervision and Regulation - Capital Adequacy.”

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006 that are contractually maturing, prepaying or repricing in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Investment securities are reported based on the adjusted cost basis. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are required to be repaid based on scheduled maturities. The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven the rates of these deposits to be more stable over the course of a year.

	At December 31, 2006 Maturing or Repricing in (dollars in thousands)
	Three Months or Less	Four Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Investment securities	$-	$10,409	$26,267	$55,734	$92,410
Federal funds sold	10,324	-	-	-	10,324
Loans	130,446	32,202	54,407	88	217,143

Total interest-bearing assets	$140,770	$42,611	$80,674	$55,822	$319,877

Interest-bearing liabilities:
Deposits:
Savings and demand	$119,702	$-	$-	$-	$119,702
Time deposits	41,517	97,100	11,988	-	150,605
Repurchase agreements	3,160	-	-	-	3,160

Total interest-bearing liabilities	$164,379	$97,100	$11,988	$-	$273,467
Interest sensitive difference per period	$(23,609)	$(54,489)	$68,686	$55,822	$46,410
Cumulative interest sensitivity difference	$(23,609)	$(78,098)	$(9,412)	$46,410
Cumulative difference to total earning assets	(7.4%)	(24.4%)	(2.9%)	14.5%
Note: For purposes of this analysis, nonaccrual loans, overdrafts and unearned interest are not included in Loans.

At December 31, 2006 the difference between the Company’s liabilities and assets repricing or maturing within one year was $78,098,000. Based on this analysis, due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would generally cause the Company’s net interest income to decrease.

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

At December 31, 2006, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the hypothetical rate changes to deposit accounts, was $17,248,000, indicating that the Bank was asset sensitive. The most recent simulation model shows that the Bank’s net interest income would increase $290,000 on an annual basis if rates increased 100 basis points, and would decrease $158,000 on an annual basis if rates fell 100 basis points.

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

ITEM 7.     FINANCIAL STATEMENTS.

The financial statements and the reports of independent registered public accounting firms are included in this report beginning at page F-1 of this Form 10-KSB.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 20, 2006, the Audit Committee of the Board of Directors of the Company approved the dismissal of Porter Keadle Moore, LLP as its independent accountants and approved the appointment of Mauldin & Jenkins, LLC as the Company’s new independent accountants.

In connection with the audits of each of the two fiscal years in the period ended December 31, 2005, and the subsequent interim period through November 20, 2006, there were no disagreements with Porter Keadle Moore, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit reports of Porter Keadle Moore, LLP on the consolidated financial statements of Oconee Financial Corporation as of and for the years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

Porter Keadle Moore, LLP provided a letter of concurrence, pursuant to Item 304(a)(3) of Regulation S-K, stating agreement with the above statements as an exhibit to the required Form 8-K filed by the Company on November 22, 2006.

ITEM 8A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Oconee’s management, including the principal executive officer and principal financial officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2006.

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

ITEM B.	OTHER INFORMATION.

All information, if any, required to be reported on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-KSB has been reported.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information contained under the headings “Information About Nominees For Directors and  Executive Officers,” “Compliance with Section 16(a),” “Audit Committee and Audit Committee Financial Expert,” and “Code of Ethics” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 7, 2007 to be filed with the SEC, is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION.

                The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 7, 2007, to be filed with the SEC, is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 7, 2007, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Certain Relationships and Related Transaction” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all the Company‘s annual meeting of shareholders to be held on May 7, 2007, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.    EXHIBITS.

The following financial statements and notes thereto of the Registrant are located beginning at page F-1 of this Form 10-KSB pursuant to Item 7 of this Report:

1.	Report of Independent Registered Public Accounting Firm

2.	Report of Independent Registered Public Accounting Firm

3.	Balance Sheets - December 31, 2006 and 2005

4.	Statements of Earnings For the Years Ended December 31, 2006, 2005, and 2004

5.	Statements of Changes in Stockholders Equity For the Years Ended December 31, 2006, 2005, and 2004

6.	Statements of Cash Flows For the Years Ended December 31, 2006, 2005, and 2004

7.	Notes to Consolidated Financial Statements

The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B.

3.1	Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998 (included as Exhibit 3.1 to Oconee’s 10-KSB filed with the SEC on March 30, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Oconee Financial Corporation, dated May 7, 2001 (included as Exhibit 3.2 to Oconee’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).

4	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated Bylaws which define the rights of the holders of Common Stock of Oconee.

4.1	Form of Common Stock Certificate (included as Exhibit 4.1 to Oconee’s 10-KSB filed with the SEC on March 31, 2005 and incorporated herein by reference).

10.1	Oconee State Bank Officers’ Cash Incentive Plan (included as Exhibit 10.1 to the Bank’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).

14	Code of Ethical Conduct (included as Exhibit 14 to Oconee’s 10-KSB filed with the SEC on March 31, 2006 and incorporated herein by reference).

21	Subsidiaries of Oconee Financial Corporation.

24	Power of Attorney (included herein on the signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the heading “Principal Accountant and Audit Fees” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 7, 2007, to be filed with the SEC, is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oconee Financial Corporation:

We have audited the accompanying consolidated balance sheet of Oconee Financial Corporation and subsidiary as of December 3 1 , 2006, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Oconee Financial Corporation and subsidiary for the years ended December 31, 2005 and 2004 were audited by other auditors whose report dated March 27,2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the tinancial position of Oconee Financial Corporation and subsidiary as of December 3 1, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

200 GALLERIA PARKWAY S.E., SUITE 1700 ATLANTA, GA 30339-5946 770-955-8600 800-277-0080 FAX 770-980-4489 www.mjcpa.com
Members of The American Institvte of Certified Ptrblic Accountants RSM International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oconee Financial Corporation

We have audited the accompanying consolidated balance sheet of Oconee Financial Corporation and subsidiary as of December 31, 2005, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
March 27, 2006

OCONEE FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets

Cash and due from banks, including reserve
requirements of $25,000 and $3,106,000	$4,753,988	7,955,659
Federal funds sold	10,324,000	11,109,000

Cash and cash equivalents	15,077,988	19,064,659

Investment securities available for sale	92,372,246	51,333,740
Other investments	670,329	614,429
Mortgage loans held for sale	1,976,000	1,285,000
Loans, net	214,806,748	203,528,341
Premises and equipment, net	6,458,527	5,819,466
Accrued interest receivable and other assets	5,146,240	3,419,553

	$336,508,078	285,065,188

Liabilities and Stockholders’ Equity

Deposits:
Demand	$33,688,316	32,757,455
Interest-bearing demand	75,527,885	64,504,808
Savings	44,174,005	51,511,966
Time	150,604,745	108,024,795

Total deposits	303,994,951	256,799,024

Securities sold under repurchase agreements	3,159,575	2,244,232
Accrued interest payable and other liabilities	2,640,376	2,287,826

Total liabilities	309,794,902	261,331,082

Stockholders’ equity:
Common stock, par value $2, authorized 1,500,000 shares,
issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	20,693,448	17,857,970
Accumulated other comprehensive loss	(23,234)	(166,826)

Total stockholders’ equity	26,713,176	23,734,106

	$336,508,078	285,065,188

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Earnings

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest income:
Interest and fees on loans	$17,193,786	13,925,648	11,509,253
Interest on federal funds sold	631,201	342,585	100,011
Interest and dividends on securities:
U. S. government agencies	1,708,908	1,154,080	1,165,597
State, county and municipal	884,178	801,772	801,396
Other	113,611	117,679	109,441

Total interest income	20,531,684	16,341,764	13,685,698

Interest expense:
Interest-bearing demand deposits	1,391,965	871,368	615,260
Savings deposits	1,386,897	1,235,106	911,977
Time deposits	5,487,621	3,080,559	2,132,542
Other	66,732	43,419	23,328

Total interest expense	8,333,215	5,230,452	3,683,107

Net interest income	12,198,469	11,111,312	10,002,591

Provision for loan losses	200,000	612,000	394,200

Net interest income after provision for loan losses	11,998,469	10,499,312	9,608,391

Other income:
Service charges	1,452,266	1,588,053	1,036,863
Gain (loss) on sale of securities	(10,605)	7,019	46,798
Gain (loss) on sale of other real estate owned	366,513	(4,805)	1,291
Gain on sale and disposal of premises and equipment	62,959	6,010	196,621
Mortgage origination fee income	377,086	402,905	438,030
Miscellaneous	597,440	508,842	498,909

Total other income	2,845,659	2,508,024	2,218,512

Other expenses:
Salaries and employee benefits	5,616,459	5,187,641	4,840,367
Occupancy	1,258,032	1,333,568	1,279,339
Other operating	2,169,951	2,083,798	2,162,228

Total other expenses	9,044,442	8,605,007	8,281,934

Earnings before income taxes	5,799,686	4,402,329	3,544,969

Income tax expense	1,839,439	1,346,790	1,014,433

Net earnings	$3,960,247	3,055,539	2,530,536

Net earnings per share	$4.40	3.40	2.81

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Net earnings	$3,960,247	3,055,539	2,530,536

Other comprehensive (loss) income, net of income taxes:
Unrealized gains on securities available for sale:
Holding gains (losses) arising during period, net of tax
benefit (expense) of $(83,832), $403,047 and $12,359	137,013	(658,722)	(20,199)
Reclassification adjustment for (gains) losses included in net
earnings, net of (benefit) tax of $4,026, $(2,664) and $(17,765)	6,579	(4,355)	(29,033)

Total other comprehensive (loss) income	143,592	(663,077)	(49,232)

Comprehensive income	$4,103,839	2,392,462	2,481,304

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004

		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2003	$1,799,770	4,246,832	14,161,577	545,483	20,753,662

Cash dividends declared
($1.00 per share)	-	-	(899,885)	-	(899,885)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	(49,232)	(49,232)

Net earnings	-	-	2,530,536	-	2,530,536

Balance, December 31, 2004	1,799,770	4,246,832	15,792,228	496,251	22,335,081

Purchase and retirement of stock	(140)	(3,500)	-	-	(3,640)

Cash dividends declared
($1.10 per share)	-	-	(989,797)	-	(989,797)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	(663,077)	(663,077)

Net earnings	-	-	3,055,539	-	3,055,539

Balance, December 31, 2005	1,799,630	4,243,332	17,857,970	(166,826)	23,734,106

Cash dividends declared
($1.25 per share)	-	-	(1,124,769)	-	(1,124,769)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	143,592	143,592

Net earnings	-	-	3,960,247	-	3,960,247

Balance, December 31, 2006	$1,799,630	4,243,332	20,693,448	(23,234)	26,713,176

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$3,960,247	3,055,539	2,530,536
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation, amortization and accretion	603,398	709,607	839,060
Provision for loan losses	200,000	612,000	394,200
Provision for deferred taxes	79,663	(110,503)	264,600
(Gain) Loss on sale of investment securities	10,605	(7,019)	(46,798)
(Gain) Loss on sale and disposal of fixed assets	(62,959)	6,010	(196,621)
(Gain) Loss on sale of other real estate	(366,513)	(4,805)	1,291
Change in:
Accrued interest receivable and other assets	(2,066,314)	(278,477)	(740,569)
Accrued interest payable and other liabilities	352,550	700,292	(96,154)
Mortgage loans originated and held for sale	(691,000)	(157,300)	2,035,271

Net cash provided by operating activities	2,019,677	4,525,344	4,984,816

Cash flows from investing activities:
Purchase of investment securities available for sale	(53,191,532)	(18,153,167)	(11,682,416)
Proceeds from calls and maturities of investment securities
available for sale	11,780,714	10,049,002	15,358,053
Proceeds from sales of investment securities available
for sale	638,372	2,433,884	2,846,870
Proceeds from sales of other investments	-	-	161,100
Purchase of other investments	(55,900)	(10,100)	-
Net change in loans	(11,625,057)	(20,718,845)	(15,446,767)
Purchases of premises and equipment	(1,363,899)	(515,946)	(2,419,351)
Proceeds from sales of fixed assets	139,184	-	392,532
Proceeds from sales of other real estate	685,269	593,201	1,040,753

Net cash used by investing activities	(52,992,849)	(26,321,971)	(9,749,226)

Cash flows from financing activities:
Net change in deposits	47,195,927	25,045,921	3,132,531
Net change in securities sold under repurchase agreements	915,343	1,055,436	290,328
Dividends paid	(1,124,769)	(989,797)	(899,885)
Purchase and retirement of common stock	-	(3,640)	-

Net cash provided by financing activities	46,986,501	25,107,920	2,522,974

Net increase (decrease) in cash and cash equivalents	(3,986,671)	3,311,293	(2,241,436)

Cash and cash equivalents at beginning of year	19,064,659	15,753,366	17,994,802

Cash and cash equivalents at end of year	$15,077,988	19,064,659	15,753,366

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,892,721	5,051,279	3,702,218
Income taxes	$2,197,000	1,163,000	894,000

Noncash investing and financing activities:
Change in net unrealized gain on investment
securities available for sale, net of tax	$143,592	(663,077)	(49,232)
Transfer of loans to other real estate T	$146,650	112,665	781,608

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

Basis of Presentation

The accounting principles followed by the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, deferred taxes, and valuation of real estate acquired in connection with or in lieu of foreclosure on loans.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

Investment Securities

The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2006 and 2005, the Company had classified all of its investment securities as available for sale.

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

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or market value. At December 31, 2006 and 2005, the cost of mortgage loans held for sale approximates the market value.

Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination and commitment fees, net of certain origination costs, are considered insignificant and are recognized immediately. Any significant net fees would be deferred and amortized as a yield adjustment over the lives of the related loans.

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

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality and review of specific problem loans. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Management uses an external loan review program to challenge and corroborate the internal grading system and provide additional analysis in determining the adequacy of the allowance and the future provisions for estimated loan losses.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter period of the useful life of the asset or the lease term. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant improvements are capitalized. The range of estimated useful lives for premises and equipment are generally as follows:

Buildings and improvements	5 - 40 years
Furniture and equipment	3 - 10 years

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued
Other Real Estate

Properties acquired through foreclosure are carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Accounting guidance defines fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent write-downs are provided by a charge to income through the allowance for losses on other real estate in the period in which the need arises. The carrying amount of foreclosed assets at December 31, 2006 and 2005 was $739,777 and $318,756, respectively.

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

Earnings Per Share

Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Company had no potential common share equivalents outstanding during 2006, 2005 and 2004. For each of those years, earnings per share is calculated using the weighted average shares outstanding during the period of 899,815 for 2006, 899,850 for 2005 and 899,885 for 2004.

Reclassification
Reclassifications of certain amounts in the 2005 and 2004 consolidated statements of earnings have been made to conform with the financial statement presentation for 2006.

Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and resolves issues in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the consolidated financial statements of the Company.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No.48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN No. 48 to have a material impact on its financial condition, results of operations or cash flows.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities
Investment securities available for sale at December 31, 2006 and 2005 are as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government sponsored agencies	$59,385,623	146,467	188,269	59,343,821
State, county and municipal	20,555,014	295,841	41,152	20,809,703
Mortgage-backed securities	11,469,059	19,787	250,924	11,237,922
Other debt securities	1,000,000	-	19,200	980,800

Total	$92,409,696	462,095	499,545	92,372,246

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government sponsored agencies	$20,883,971	26,225	255,366	20,654,830
State, county and municipal	18,167,950	400,204	92,683	18,475,471
Mortgage-backed securities	11,050,719	-	347,280	10,703,439
Other debt securities	1,500,000	-	-	1,500,000

Total	$51,602,640	426,429	695,329	51,333,740

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005 are summarized as follows:

	December 31, 2006
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government sponsored agencies	$22,542,160	39,683	9,835,781	148,586
State, county and municipal	4,009,783	6,419	1,666,512	34,733
Mortgage-backed securities	-	-	8,242,891	250,924
Other debt securities	-	-	980,800	19,200

	$26,551,943	46,102	20,725,984	453,443

	December 31, 2005
	Less than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government sponsored agencies	$13,316,682	149,246	5,390,000	106,120
State, county and municipal	4,550,179	85,490	200,250	7,193
Mortgage-backed securities	6,875,287	192,272	3,828,152	155,008

	$24,742,148	427,008	9,418,402	268,321

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities, continued
The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of December 31, 2006 and 2005 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers. Included in the table above as of December 31, 2006 were 13 out of 56 securities issued by state and political subdivisions that contained unrealized losses, 20 out of 37 securities issued by government sponsored agencies, 9 of 11 mortgage-backed securities, and 1 of 1 other debt security that contained unrealized losses. Included in the table above as of December 31, 2005 were 13 out of 49 securities issued by state and political subdivisions that contained unrealized losses and 19 out of 20 securities issued by government sponsored agencies, including mortgage-backed securities, that contained unrealized losses.

The amortized cost and fair value of investment securities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$10,408,558	10,401,132
Due from one to five years	24,401,624	24,265,017
Due from five to ten years	14,171,466	14,217,516
Due after ten years	31,958,989	32,250,659
Mortgage-backed securities	11,469,059	11,237,922

	$92,409,696	92,372,246

Proceeds from sales of securities available for sale during 2006 were $638,372. Gross losses of $10,605 were realized on those sales. Proceeds from sales of securities available for sale during 2005 were $2,433,884. Gross gains of $43,985 and gross losses of $36,966 were realized on those sales. Proceeds from sales of securities available for sale during 2004 were $2,846,870. Gross gains of $56,572 and gross losses of $9,774 were realized on those sales.

Securities with a carrying value of approximately $73,076,000 and $39,343,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)	Loans
Major classifications of loans at December 31, 2006 and 2005 are summarized as follows:

	2006	2005

Commercial, financial and agricultural	$20,468,788	21,012,994
Real estate - mortgage	100,620,440	103,029,748
Real estate - commercial construction	83,998,612	68,953,557
Real estate - consumer construction	3,265,639	3,579,787
Consumer	9,533,930	9,897,511

Total loans	217,887,409	206,473,597
Less allowance for loan losses	3,080,661	2,945,256
Total net loans	$214,806,748	203,528,341

The Bank grants loans and extensions of credit primarily to individuals and a variety of firms and corporations located in certain Georgia counties including Oconee and Clarke. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)	Loans, continued

At December 31, 2006 and 2005, the recorded investment in loans that were considered to be impaired and on nonaccrual was approximately $678,000 and $2,151,000, respectively. In addition, the Company had approximately $623,000 and $632,000 in loans past due more than ninety days and still accruing interest at December 31, 2006 and 2005, respectively. These accounts are deemed to be well collateralized and in the process of collection. The related allowance for loan losses on impaired loans was approximately $102,000 and $323,000 at December 31, 2006 and 2005, respectively. The average recorded investment in impaired loans for the twelve months ended December 31, 2006, 2005 and 2004 was approximately $1,439,000, $1,380,000 and $5,653,000, respectively. For the years ended December 31, 2006, 2005 and 2004, the Company recognized approximately $14,000, $170,000 and $257,000, respectively, of interest income on impaired loans.

Changes in the allowance for loan losses were as follows:

	2006	2005	2004

Balance at beginning of year	$2,945,256	2,531,330	2,669,204
Provision for loan losses	200,000	612,000	394,200
Amounts charged off	(110,317)	(252,848)	(726,021)
Recoveries on amounts previously charged off	45,722	54,774	193,947

Balance at end of year	$3,080,661	2,945,256	2,531,330

(4)	Premises and Equipment
Major classifications of premises and equipment are summarized as follows:

	2006	2005

Land	$1,354,181	1,083,436
Buildings and improvements	5,089,489	4,570,374
Furniture and equipment	4,934,972	4,730,100
Leasehold improvements	-	58,902
Construction in process (estimated cost to complete $554,000)	60,924	7,937
	11,439,566	10,450,749

Less accumulated depreciation	4,981,039	4,631,283

	$6,458,527	5,819,466

Depreciation expense was $648,613, $703,272 and $650,790 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under current operating leases pertaining to banking premises and equipment at December 31, 2006, are as follows:

Years Ending December 31,
2007	$149,834
2008	143,250
2009	129,936
2010	95,218
2011	93,660
Thereafter	487,306

Total minimum lease payments	$1,099,204

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(5)	Deposits
The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were approximately $76,479,000 and $35,930,000 at December 31, 2006 and 2005, respectively. The Company had brokered time deposits at December 31, 2006 and 2005 of $5,022,000.

At December 31, 2006, the scheduled maturities of certificates of deposits are as follows:

2007	$138,627,037
2008	8,522,076
2009	1,808,608
2010	1,430,537
2011	216,487
$150,604,745

At December 31, 2006, the Bank had one customer with deposits of approximately $43,526,000 and another customer with deposits of approximately $13,233,000.

(6)	Income Taxes
The components of income tax expense in the statements of earnings are as follows:

	2006	2005	2004
Current	$1,760,776	1,457,293	749,833
Deferred	78,663	(110,503)	264,600
Total income tax expense	$1,839,439	1,346,790	1,014,433

The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2006	2005	2004
Pretax income at statutory rates	$1,971,893	1,496,793	1,205,290
Add (deduct):
Tax exempt interest income	(302,235)	(273,916)	(269,092)
Non-deductible interest expense	36,578	23,923	17,714
State taxes, net of federal effect	180,799	95,447	61,775
Other	(47,596)	4,543	(1,254)
	$1,839,439	1,346,790	1,014,433

The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset. The net deferred tax asset is a component of other assets at December 31, 2006 and 2005.

	2006	2005
Deferred income tax assets:
Allowance for loan losses	$1,071,415	1,010,901
Other real estate	14,062	43,547
Unrealized gains on investment securities available for sale	14,216	102,074
Total gross deferred income tax assets	1,099,693	1,156,522
Deferred income tax liabilities:
Premises and equipment	(491,363)	(381,671)

Total gross deferred income tax liabilities	(491,363)	(381,671)
Net deferred income tax asset	$608,330	774,851

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(7)	Related Party Transactions

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

Beginning balance	$9,800,000
New loans	2,598,000
Repayments	(6,072,000)

Ending balance	$6,326,000

Deposits from related parties totaled approximately $13,506,000 and $17,295,000 as of December 31, 2006 and 2005, respectively.

(8)	Commitments

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

	Contractual Amount
	2006	2005
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$42,490,000	52,219,000
Standby letters of credit	$276,000	515,000

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

The Company has $7,000,000 available for the purchase of overnight federal funds from two correspondent financial institutions as of December 31, 2006 and 2005.

(9)	Profit Sharing Plan

The Company has a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The total contributions by the Company for 2006, 2005 and 2004 were approximately $378,000, $309,000 and $256,000, respectively.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(10)	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2006 and 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital ratios for the Company are essentially the same as those of the Bank. Therefore, only the Bank’s capital ratios are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital
(to Risk-Weighted Assets)	$29,646	12.4%	$19,183	8.0%	$23,978	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$26,648	11.1%	$9,591	4.0%	$14,387	6.0%
Tier 1 Capital
(to Average Assets)	$26,648	8.6%	$12,431	4.0%	$15,538	5.0%

As of December 31, 2005:
Total Capital
(to Risk-Weighted Assets)	$26,511	12.4%	$17,164	8.0%	$21,455	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$23,827	11.1%	$8,582	4.0%	$12,873	6.0%
Tier 1 Capital
(to Average Assets)	$23,827	8.4%	$11,351	4.0%	$14,188	5.0%

(11)	Stockholders’ Equity
Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other working capital needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year’s net earnings, and the ratio of equity capital to total assets. Approximately $1,998,000 is available for payment of dividends from the Bank to the Company in 2007.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(12)	Fair Value of Financial Instruments

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

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(12)	Fair Value of Financial Instruments, continued
The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows (in thousands):

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$15,078	15,078	19,065	19,065
Investment securities	$92,372	92,372	51,334	51,334
Other investments	$670	670	614	614
Mortgage loans held for sale	$1,976	1,976	1,285	1,285
Loans, net	$214,807	216,826	203,528	204,279

Liabilities:
Deposits and securities sold under
repurchase agreement	$307,155	305,208	259,043	260,106

(13)	Other Operating Expenses
Components of other operating expenses which are greater than 1% of interest income and other income are as follows:

	2006	2005	2004
Professional fees	$399,709	367,823	337,210
Marketing expenses	$206,436	215,631	228,866
ATM process and settlement charges	$291,791	268,949	239,301

(14)	Oconee Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Cash	$1,212,854	1,063,125
Investment in subsidiary	26,624,768	23,660,607
Other assets	323	171

	$27,837,945	24,723,903
Liabilities and Stockholders’ Equity
Other liabilities	$1,124,769	989,797
Stockholders’ equity	26,713,176	23,734,106
	$27,837,945	24,723,903

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(14)	Oconee Financial Corporation (Parent Company Only) Financial Information, continued

Statements of Earnings

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Dividends from subsidiary	$1,174,769	1,039,797	899,885

Other expenses	56,564	49,474	50,936

Earnings before income taxes and equity in
undistributed earnings of subsidiary	1,118,205	990,323	848,949

Income tax benefit	21,472	18,780	19,335

Earnings before equity in undistributed earnings
of subsidiary	1,139,677	1,009,103	868,284

Equity in undistributed earnings of subsidiary	2,820,570	2,046,436	1,662,252

Net earnings	$3,960,247	3,055,539	2,530,536

Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$3,960,247	3,055,539	2,530,536
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(2,820,570)	(2,046,436)	(1,662,252)
Change in:
Other assets	(151)	2,219	(2,390)
Other liabilities	134,972	89,911	(1,043)
Net cash provided by operating activities	1,274,498	1,101,233	864,851
Cash flows from financing activities:
Dividends paid	(1,124,769)	(989,797)	(899,885)
Purchase and retirement of common stock	-	(3,640)	-

Net cash used by financing activities	(1,124,769)	(993,437)	(899,885)

Change in cash	149,729	107,796	(35,034)
Cash at beginning of year	1,063,125	955,329	990,363
Cash at end of year	$1,212,854	1,063,125	955,329

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the issuer has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 30th day of March 2007.

OCONEE FINANCIAL CORPORATION (Registrant) By: /s/ B. Amrey Harden B.Amrey Harden President and Chief Executive Officer

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

Pursuant to the requirements of the Exchange Act, this Report on Form 10-KSB has been signed by the following persons in the capacities indicated on the 30th day of March 2007.

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