Form 10QSB
period 2007-03-31
OCONEE FINANCIAL CORP
filed 2007-05-14
CIK 1076691

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 899,815 shares of Common Stock, par value $2.00, outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐               No ☒

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet
March 31, 2007
(Unaudited)

Assets

Cash and due from banks, including reserve requirements of $25,000	$6,628,931
Federal funds sold	3,147,000

Cash and cash equivalents	9,775,931

Investment securities available for sale	92,038,966
Other investments	706,729
Mortgage loans held for sale	1,930,850

Loans, net of allowance for loan losses of $3,158,052	215,899,675

Premises and equipment, net	6,949,290
Accrued interest receivable and other assets	5,143,038

Total assets	$332,444,479

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$34,274,063
Interest-bearing	266,306,025

Total deposits	300,580,088

Securities sold under repurchase agreements	2,982,284
Accrued interest payable and other liabilities	1,351,986

Total liabilities	304,914,358

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,815 shares	1,799,630
Additional paid-in capital	4,243,332
Retained earnings	21,483,024
Accumulated other comprehensive income	4,135

Total stockholders’ equity	27,530,121

Total liabilities and stockholders’ equity	$332,444,479

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Interest Income:
Loans	$4,471,860	3,985,152
Investment securities:
Tax exempt	254,278	218,644
Taxable	931,429	370,782
Federal funds sold and other	81,958	186,610
Total interest income	5,739,525	4,761,188

Interest Expense:
Deposits	2,758,433	1,769,192
Other	15,199	11,447
Total interest expense	2,773,632	1,780,639

Net interest income	2,965,893	2,980,549

Provision for loan losses	80,000	120,000

Net interest income after provision for loan losses	2,885,893	2,860,549

Other Income:

Service charges on deposit accounts	335,828	372,279
Mortgage origination fee income	86,556	75,014
Gains on sales and disposal of premises and equipment	-	62,959
Gains on sales of other real estate owned	-	384,006
Other operating income	209,308	159,603
Total other income	631,692	1,053,861

Other Expense:
Salaries and other personnel expense	1,509,847	1,408,921
Net occupancy and equipment expense	373,577	327,925
Other operating expense	548,576	561,381
Total other expense	2,432,000	2,298,227

Earnings before income taxes	1,085,585	1,616,183

Income taxes	296,009	528,148

Net earnings	$789,576	1,088,035

Earnings per common share based on average outstanding
shares of 899,815	$0.88	1.21

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Net earnings	$789,576	1,088,035

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses)arising during period, net of tax (benefit)
of $16,747 and ($68,517)	27,369	(111,978)

Total other comprehensive income (loss)	27,369	(111,978)

Comprehensive income	$816,945	976,057

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net earnings	$789,576	1,088,035
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Provision for loan losses	80,000	120,000
Provision for deferred taxes	-	170,611
Depreciation, amortization and accretion	131,006	149,257
Gain on sales and disposals of fixed assets	-	(62,959)
Gain on sale of other real estate owned	-	(384,006)
Change in assets and liabilities:
Increase in interest receivable and other assets	(13,545)	(199,450)
Decrease in interest payable and other liabilities	(163,621)	(133,417)
(Increase) decrease in mortgage loans held for sale	45,150	(1,149,200)

Net cash provided by (used in) operating activities	868,566	(401,129)

Cash flows from investing activities:
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	1,038,905	1,646,631
Purchases of investment securities available for sale	(627,707)	(700,000)
Purchases of other securities	(36,400)	(55,900)
Net change in loans	(1,172,927)	7,350,115
Purchases of premises and equipment	(655,571)	(972,781)
Proceeds from sale of premises and equipment	-	139,184
Proceeds from sale of other real estate owned	-	665,497

Net cash (used in) provided by investing activities	(1,453,700)	8,072,746

Cash flows from financing activities:
Net change in deposits	(3,414,863)	1,298,409
Net change in securities sold under repurchase agreements	(177,291)	438,326
Dividends paid	(1,124,769)	(989,797)

Net cash (used in) provided by financing activities	(4,716,923)	746,938

Net (decrease) increase in cash and cash equivalents	(5,302,057)	8,418,555

Cash and cash equivalents at beginning of period	15,077,988	19,064,659

Cash and cash equivalents at end of period	$9,775,931	27,483,214

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Supplemental cash flow information:
Cash paid for interest	$2,709,396	$1,620,612
Cash paid for taxes	$-	$222,000

Noncash investing and financing activities:
Change in net unrealized gain (loss) on investment securities
available for sale, net of tax	$27,369	$(111,978)

See accompanying notes to consolidated financial statements.

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

Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2006.

Critical Accounting Policies

The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Some of the Corporation’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Corporation’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 10-KSB for the year ended December 31, 2006.

Many of the Corporation’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectibility of loans is reflected through the Corporation’s estimate of the allowance for loan losses. The Corporation performs periodic detailed reviews of its loan portfolio in order to assess the adequacy of the allowance for loan losses in light of anticipated risks and loan losses. In addition, investment securities available for sale and mortgage loans held for sale are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Corporation using dealer quotes or market comparisons.

(2)	Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during the period.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(3)	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	2007	2006

Balance at beginning of year	$3,080,661	2,945,256
Amounts charged off	(12,590)	(18,914)
Recoveries on amounts previously charged off	9,981	20,001
Provision for loan losses	80,000	120,000

Balance at March 31	$3,158,052	3,066,343

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

Financial Condition

Total assets at March 31, 2007 were $332,444,000, representing a $4,064,000 (1.21%) decrease from December 31, 2006. Deposits decreased $3,415,000 (1.12%) from December 31, 2006. The decrease in deposits is primarily attributable to decreases in time deposits of $2,865,000 and savings accounts of $1,877,000, offset by increases in checking accounts of $908,000 and money market accounts of $419,000 as compared to December 31, 2006 balances. The primary reason for the decline in deposits is due to the Bank having sufficient liquidity to fund loan demand during the first quarter of 2007 without having to seek additional deposits. Management chose to use excess liquidity to fund loan growth in an attempt to save interest expense on time deposits. Loans increased $1,171,000 (0.54%) and investment securities decreased $333,000 (0.36%) as compared to December 31, 2006. The allowance for loan losses at March 31, 2007 was $3,158,000, compared to the December 31, 2006 balance of $3,081,000, representing 1.44% of total loans at March 31, 2007, compared to 1.41% of total loans at December 31, 2006. Cash and cash equivalents decreased $5,302,000 from December 31, 2006.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $2,063,000 at March 31, 2007, representing an increase of $17,000 (0.83%) from December 31, 2006. This increase is attributable to decreases of $616,000 in loans ninety days or more past due and $5,000 in repossessed collateral, offset by an increase of $638,000 in nonaccrual loans. Total nonperforming assets were 0.94% of total loans at March 31, 2007 and December 31, 2006. Nonperforming assets represented 0.62% of total assets at March 31, 2007, compared to 0.61% of total assets at December 31, 2006. Nonaccrual loans represented 0.60% of total loans outstanding at March 31, 2007, compared to 0.31% of total loans outstanding at December 31, 2006. Nonaccrual loans increased as a result of five lending relationships totaling $653,000 being placed on nonaccrual status during the first quarter of 2007. There were no related party loans which were considered to be nonperforming at March 31, 2007.

At March 31, 2007, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry. As of March 31, 2007, the Corporation had total commitments for construction and development loans of $79,822,000, of which $59,386,000 was funded and outstanding. Total funded commitment amounts for hotel and motel loans were $19,223,000 at March 31, 2007. There were no unfunded commitments for hotel and motel loans at March 31, 2007. The Corporation monitors these concentrations on a monthly basis. The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely affect construction of new homes and developments of new housing communities. The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry. The Corporation has established a maximum dollar amount of hotel and motel loans that it is willing to fund.

Results of Operations

Net interest income decreased $15,000 (0.50%) in the first three months of 2007 compared to the same period for 2006, primarily as a result of a decline in interest rate spread. The Bank’s net interest margin for the first three months of 2007 was 3.92%, compared to 4.57% for the same time period during 2006. Yield on interest earning assets for the three-month period ending March 31, 2007 was 7.44%, compared to 7.20% for the three-month period ending March 31, 2006. Average rate paid on interest bearing liabilities was 4.14% for the three months ending March 31, 2007, compared to 3.17% for the same period during 2006. The primary reason for the changes in the yields and cost of funds is due to the growth within the Bank’s investment portfolio, which yields less than loans. The growth is the result of the Bank securing approximately $25,000,000 in public funds deposits during the fourth quarter of 2006. These funds were used to purchase investment securities to be pledged against the deposits as required by banking laws. These funds are earmarked for construction projects and are projected to flow out of the Bank over the next three years, beginning in May 2007.

Interest income for the first three months of 2007 was $5,740,000, representing an increase of $979,000 (20.56%) as compared to the same period in 2006. Interest expense for the first three months of 2007 increased $993,000 (55.76%) compared to the same period in 2006. The increase in interest income during the first three months of 2007 compared to the same period in 2006 is primarily attributable to a higher level of interest-bearing assets in 2007 as compared to 2006. The increase in interest expense is primarily attributable to a higher level of deposits as well as a higher interest rate environment for deposits. In addition, a shift within the Bank’s deposit base to a higher level of certificates of deposit contributed to the increase in interest expense.

The Bank analyzes its allowance for loan losses on a monthly basis. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. For the three months ended March 31, 2007, the provision for loan losses was $80,000, compared to $120,000 for the same period in 2006. The decrease in the provision for loan losses is primarily due to an improvement in the credit quality within the loan portfolio, as evidenced by a decrease in nonperforming loans as well as the Bank having a low level of net charge-offs for the first three months of 2007. The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment. It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first three months of 2007 decreased $422,000 (40.04%) compared to the first three months of 2006. This decrease is primarily attributable to net gains on the sale of other real estate owned of $384,000 and gains on the sales of fixed assets of $63,000 during the first three months of 2006. The gains on the sale of other real estate owned are primarily due to the bank selling a parcel of real estate at a gain of $386,000 during the first three months of 2006. The gain on the sale of fixed assets is the result of the Bank selling a vacated branch location and realizing a gain on the sale of $63,000 during the first quarter of 2006.

Other expenses for the first three months of 2007 increased $134,000 (5.83%) compared to the first three months in 2006. The increase is primarily attributable to a $101,000 (7.16%) increase in salaries and benefits expense primarily due to merit increases for employees, as well as an increase of $46,000 in occupancy expenses, primarily associated with the opening of a new branch location in February 2007.

The Bank’s effective tax rate was 27% and 33% for the three months ended March 31, 2007 and 2006, respectively. The decrease in the effective tax rate in 2007 is due to the taxes expensed on the real estate gains in 2006.

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

At March 31, 2007, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $21,962,000, indicating that the Bank was asset sensitive. Rate shock data show that the Bank’s net interest income would increase $98,000 on an annual basis if rates increased 100 basis points, and would decrease $56,000 on an annual basis if rates fell 100 basis points.

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

The Corporation monitors its liquidity position monthly. The primary tool used in this analysis is an internal calculation of a liquidity ratio. This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase. At March 31, 2007, the Corporation’s liquidity ratio was 19.4%. This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed. Presently, the Corporation has arrangements with two commercial banks for short term unsecured advances up to $7,000,000, none of which were outstanding at March 31, 2007. Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at March 31, 2007.

During the first three months of 2007, cash and cash equivalents decreased $5,302,000 to a total of $9,776,000 at March 31, 2007. Cash inflows from operations totaled $869,000 during the first three months of 2007, while outflows from financing activities totaled $4,717,000, most of which were net deposit decreases of $3,415,000 and dividends paid of $1,125,000.

Investing activities used $1,454,000 of cash and cash equivalents, consisting primarily of purchases of investment securities of $628,000, purchases of premises and equipment of $656,000 and net increases in loans totaling $1,173,000, offset by proceeds from calls, maturities and paydowns of securities totaling $1,039,000. At March 31, 2007, the Bank had $92,039,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments. At March 31, 2007, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $40,204,000 and $390,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at March 31, 2007, based on the regulatory capital requirements of federal banking agencies. The capital ratios of the Corporation are essentially the same as those of the Bank at March 31, 2007 and therefore only the Bank’s ratios are presented. The Bank was considered “well-capitalized” at March 31, 2007.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	11.5%
Tier 1 Capital minimum requirement	4.0%

Excess	7.5%

Total Capital, Actual	12.7%
Total Capital minimum requirement	8.0%

Excess	4.7%

Leverage Ratio

Tier 1 Capital to adjusted total assets	8.2%
Minimum leverage requirement	3.0%

Excess	5.2%

Item 3.
CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of March 31, 2007. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

Date:      May 14, 2007

By:   /s/ Jerry K. Wages
       Jerry K. Wages, Sr. Executive Vice President and CFO

Date:      May 14, 2007

By:   /s/ Steven A. Rogers
       Steven A. Rogers
       Vice President and Controller
       (Principal Accounting Officer)

Date:      May 14, 2007