Form 10QSB
period 2007-09-30
OCONEE FINANCIAL CORP
filed 2007-11-14
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 899,815 shares of Common Stock, par value $2.00, outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (check one):      Yes  ☐     No  ☒

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

INDEX

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) at September 30, 2007	3

	Consolidated Statements of Earnings (unaudited) for the Three Months and the Nine
	Months Ended September 30, 2007 and 2006	4

	Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three Months
	and the Nine Months Ended September 30, 2007 and 2006	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months
	Ended September 30, 2007 and 2006	6-7

	Notes to Consolidated Financial Statements (unaudited)	8-9

Item 2.	Management's Discussion and Analysis or Plan of Operations	10-13

Item 3.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet
September 30, 2007
(Unaudited)

Assets

Cash and due from banks, including reserve requirements of $25,000	$6,776,244
Federal funds sold	14,009,000

Cash and cash equivalents	20,785,244

Investment securities available for sale	98,406,569
Other investments	706,729
Mortgage loans held for sale	734,000

Loans, net of allowance for loan losses of $3,078,071	197,476,905

Premises and equipment, net	7,432,959
Accrued interest receivable and other assets	4,239,420

Total assets	$329,791,826

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$33,918,415
Interest-bearing	260,956,572

Total deposits	294,874,987

Securities sold under repurchase agreements	3,912,895
Accrued interest payable and other liabilities	1,626,399

Total liabilities	300,414,281

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,815 shares	1,799,630
Additional paid-in capital	4,243,332
Retained earnings	23,312,385
Accumulated other comprehensive income	22,198

Total stockholders’ equity	29,377,545

Total liabilities and stockholders’ equity	$329,791,826

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months and the Nine Months Ended September 30, 2007and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Interest Income:
Loans	$4,306,863	4,481,176	13,285,760	12,685,345
Investment securities:
Tax exempt	239,446	218,608	712,994	644,030
Taxable	999,993	432,024	2,850,787	1,191,352
Federal funds sold and other	181,707	132,010	389,591	469,778
Total interest income	5,728,009	5,263,818	17,239,132	14,990,505

Interest Expense:
Deposits	2,807,179	2,117,727	8,331,621	5,810,009
Other	21,192	20,582	55,766	47,435
Total interest expense	2,828,371	2,138,309	8,387,387	5,857,444

Net interest income	2,899,638	3,125,509	8,851,745	9,133,061

Provision for loan losses	-	40,000	80,000	160,000

Net interest income after provision for loan losses	2,899,638	3,085,509	8,771,745	8,973,061

Other Income:

Service charges on deposit accounts	384,017	343,431	1,129,388	1,100,290
Mortgage origination fees	113,210	114,737	330,865	277,755
Gains on sales and disposal of premises and equipment	-	-	-	62,959
Gains (losses) on sales of other real estate owned	(25,758)	-	(25,758)	384,006
Other operating income	186,695	148,960	617,132	434,661
Total other income	658,164	607,128	2,051,627	2,259,671

Other Expense:
Salaries and other personnel expense	1,420,778	1,375,769	4,367,459	4,144,144
Net occupancy and equipment expense	390,348	327,704	1,155,303	956,969
Other operating expense	481,534	490,523	1,606,017	1,663,888
Total other expense	2,292,660	2,193,996	7,128,779	6,765,001

Earnings before income taxes	1,265,142	1,498,641	3,694,593	4,467,731

Income taxes	371,928	478,450	1,075,656	1,437,908

Net earnings	$893,214	1,020,191	2,618,937	3,029,823

Earnings per common share based on average outstanding
shares of 899,815	$0.99	1.13	2.91	3.37

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006

Net earnings	$893,214	1,020,191	2,618,937	3,029,823

Other comprehensive income, net of taxes:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of taxes
of $639,276, $216,969, $27,798 and $9,254	1,044,802	354,602	45,432	15,124

Total other comprehensive income	1,044,802	354,602	45,432	15,124

Comprehensive income	$1,938,016	1,374,793	2,664,369	3,044,947

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net earnings	$2,618,937	3,029,823
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	80,000	160,000
Depreciation, amortization and accretion	475,844	467,449
Gain on sales and disposals of fixed assets	-	(62,959)
Loss (gain) on sale of other real estate owned	25,758	(384,006)
Change in assets and liabilities:
Interest receivable and other assets	129,246	(1,181,408)
Interest payable and other liabilities	110,792	(106,495)
Mortgage loans held for sale	1,242,000	(668,503)

Net cash provided by operating activities	4,682,577	1,253,901

Cash flows from investing activities:
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	7,525,195	6,118,832
Purchases of investment securities available for sale	(13,431,167)	(13,479,832)
Purchases of other securities	(36,400)	(55,900)
Net change in loans	17,249,843	(895,703)
Purchases of premises and equipment	(1,505,397)	(1,152,259)
Proceeds from sale of premises and equipment	-	139,184
Proceeds from sale of other real estate owned	714,018	665,497

Net cash provided (used) by investing activities	10,516,092	(8,660,181)

Cash flows from financing activities:
Net change in deposits	(9,119,964)	3,946,906
Net change in securities sold under repurchase agreements	753,320	1,778,303
Dividends paid	(1,124,769)	(989,797)

Net cash (used) provided by financing activities	(9,491,413)	4,735,412

Net increase (decrease) in cash and cash equivalents	5,707,256	(2,670,868)

Cash and cash equivalents at beginning of period	15,077,988	19,064,659

Cash and cash equivalents at end of period	$20,785,244	16,393,791

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

Supplemental cash flow information:
Cash paid for interest	$8,321,531	$5,546,043
Cash paid for taxes	$786,500	$1,708,000

Noncash investing and financing activities:
Change in net unrealized losses on investment securities
available for sale, net of taxes	$45,432	$15,124
Change in dividends payable	$1,124,769	$989,797

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

Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2006.

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

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(3)           Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Nine Months Ended September 30
	2007	2006

Balance at beginning of year	$3,080,661	2,945,256
Amounts charged off	(115,443)	(36,184)
Recoveries on amounts previously charged off	32,853	42,815
Provision for loan losses	80,000	160,000

Balance at September 30	$3,078,071	3,111,887

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

Financial Condition

Total assets at September 30, 2007 were $329,792,000, representing a $6,716,000 (2.00%) decrease from December 31, 2006.  Loans decreased $17,332,000, primarily due to decreases in outstanding balances of construction loans of $16,419,000 and decreases in development loans of $4,965,000, partially offset by increases in real estate loans of $3,517,000.  The decrease in construction loans is primarily due to pay-offs of three commercial construction loans totaling $14,441,000.  These loans paid off as a result of the completion of the construction phase of three office buildings. The customer secured permanent financing at another financial institution.   In addition, the overall slowdown within the housing market has had a negative effect on demand for new construction and development loans.  Deposits decreased $9,120,000 (3.00%) from December 31, 2006.  The decrease in deposits is primarily attributable to decreases in savings accounts of $4,082,000 and time deposits of $2,691,000 as compared to December 31, 2006 balances.  The primary reason for the decline in deposits is due to the lack of demand for deposits to fund loans.  Management chose to use the funds available from the pay-offs of loans during the first three quarters of 2007 to fund new loan requests.  Investment securities increased $6,035,000 (6.53%) as compared to December 31, 2006.  The allowance for  loan losses at September 30, 2007 was $3,078,000, compared to the December 31, 2006 balance of $3,081,000, representing 1.53% of total loans at September 30, 2007, compared to 1.41% of total loans at December 31, 2006. Cash and cash equivalents increased $5,707,000 from December 31, 2006.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $1,469,000 at September 30, 2007, representing a decrease of $577,000 (28.20%) from December 31, 2006.  This decrease is primarily attributable  to decreases of $622,000 in loans ninety days or more past due and $740,000 in other real estate owned, offset by an increase of $786,000 in nonaccrual loans.  Total nonperforming assets were 0.73% of total loans at September 30, 2007, compared to 0.94% at December 31, 2006.  Nonperforming assets represented 0.45% of total assets at September 30, 2007, compared to 0.61% of total assets at December 31, 2006.  Nonaccrual loans represented 0.73% of total loans outstanding at September 30, 2007, compared to 0.31% of total loans outstanding at December 31, 2006.  Nonaccrual loans increased primarily as a result of three lending relationships totaling $806,000 being placed on nonaccrual status during the first three quarters of 2007.  During the second quarter of 2007, the Bank restructured debt totaling $4,056,000 to one customer by making rate concessions and lengthening amortization terms. The loan was performing according to the modified terms at September 30, 2007, and the Bank does not anticipate any loss of principal or interest on the modified loan.  There were no related party loans which were considered to be nonperforming at September 30, 2007.

At September 30, 2007, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry.  As of September 30, 2007, the Corporation had total commitments for construction and development loans of $69,851,000, of which $53,779,000 was funded and outstanding.  Total funded commitment amounts for hotel and motel loans were $21,641,000 at September 30, 2007, of which $19,792,000 was funded and outstanding.  The Corporation monitors these concentrations on a monthly basis.  The primary risk relating to the concentration in the housing industry is a downturn in the economy which would adversely affect construction of new homes and developments of new housing communities.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.

Results of Operations

Net interest income decreased $281,000 (3.08%) in the first nine months of 2007 compared to the same period for 2006, primarily as a result of a decline in interest rate spread.  The Bank’s net interest margin for the first nine months of 2007 was 3.87%, compared to 4.61% for the same time period during 2006.  Yield on interest earning assets for the nine-month period ending September 30, 2007 was 7.39%, compared to 7.46% for the nine-month period ending September 30, 2006.  Average rate paid on interest bearing liabilities was 4.16% for the nine months ending September 30, 2007, compared to 3.46% for the same period during 2006.  The primary reason for the changes in the yields and cost of funds is due to the growth within the Bank’s investment portfolio, which yields less than loans.  The growth is the result of the Bank securing approximately $25,000,000 in public funds deposits during the fourth quarter of 2006.  These funds were used to purchase investment securities to be pledged against the deposits as required by banking laws.  These funds are earmarked for construction projects and are projected to flow out of the Bank over the next three years.

Interest income for the first nine months of 2007 was $17,239,000, representing an increase of $2,248,000 (15.00%) as compared to the same period in 2006.  Interest expense for the first nine months of 2007 increased $2,530,000 (43.20%) compared to the same period in 2006.  The increase in interest income during the first nine months of 2007 compared to the same period in 2006 is primarily attributable to a higher average level of interest-bearing assets in 2007 as compared to 2006.  The increase in interest expense is primarily attributable to a higher level of deposits as well as a higher interest rate environment for deposits.  In addition, a shift within the Bank’s deposit base to a higher level of certificates of deposit contributed to the increase in interest expense.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the nine months ended September 30, 2007, the provision for loan losses was $80,000, compared to $160,000 for the same period in 2006. The decrease in the provision for loan losses is primarily due to an improvement in the credit quality within the loan portfolio, as evidenced by the decrease in the level of nonperforming assets.  The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first nine months of 2007 decreased $208,000 (9.20%) compared to the first nine months of 2006.  This decrease is primarily attributable to net gains on the sale of other real estate owned of $384,000 and gains on the sales of fixed assets of $63,000 during the first nine months of 2006, partially offset by increases in commissions on investment sales of $120,000.  The increases in commission on investment sales were primarily due to the Bank hiring an additional investment sales representative during 2006 and having the benefit of his production during the first nine months of 2007.  The gains on the sale of other real estate owned are primarily due to the bank selling a parcel of real estate at a gain of $386,000 during the first nine months of 2006.  The gain on the sale of fixed assets is the result of the Bank selling a vacated branch location and realizing a gain on the sale of $63,000 during the first quarter of 2006.

Other expenses for the first nine months of 2007 increased $364,000 (5.38%) compared to the first nine months in 2006. The increase is primarily attributable to a $223,000 (5.39%) increase in salaries and benefits expense primarily due to merit increases for employees and increases in employer-paid health insurance premiums, as well as an increase of $198,000 in occupancy expenses, primarily associated with the opening of a new branch location in February 2007.

The Bank’s effective tax rate was 29% and 32% for the nine months ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate in 2007 is due to the taxes expensed on the real estate gains in 2006.

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

At September 30, 2007, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $22,593,000, indicating that the Bank was asset sensitive.  Rate shock data show that the Bank’s net interest income would increase $200,000 on an annual basis if rates increased 100 basis points, and would decrease $135,000 on an annual basis if rates fell 100 basis points.

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

The Corporation monitors its liquidity position monthly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase.  At September 30, 2007, the Corporation’s liquidity ratio was 31.1%.  This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed.  Presently, the Corporation has arrangements with two commercial banks for short term unsecured advances up to $7,000,000, none of which were outstanding at September 30, 2007.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at September 30, 2007.

During the first nine months of 2007, cash and cash equivalents increased $5,707,000 to a total of $20,785,000 at September 30, 2007.  Cash inflows from operations totaled $4,683,000 during the first nine months of 2007, while ouflows from financing activities totaled $9,491,000, most of which were net deposit decreases of $9,120,000 and dividends paid of $1,125,000.

Investing activities provided $10,516,000 of cash and cash equivalents, consisting primarily of net decreases in loans totaling $17,250,000 and proceeds from calls, maturities and paydowns of investment securities of $7,525,000 offset by purchases of investment securities of $13,431,000 and purchases of premises and equipment of $1,505,000.  At September 30, 2007, the Bank had $98,407,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments.  At September 30, 2007, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $38,284,000 and $512,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at September 30, 2007, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at September 30, 2007 and therefore only the Bank’s ratios are presented.  The Bank was considered “well-capitalized” at September 30, 2007.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	13.0%
Tier 1 Capital minimum requirement	4.0%

Excess	9.0%

Total Capital, Actual	14.2%
Total Capital minimum requirement	8.0%

Excess	6.2%

Leverage Ratio

Tier 1 Capital to adjusted total assets	8.8%
Minimum leverage requirement	3.0%

Excess	5.8%

Item 3.
CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of September 30, 2007.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          OCONEE FINANCIAL CORPORATION

By:   /s/ B. Amrey Harden
       B. Amrey Harden, President and CEO
       (Principal Executive Officer)

Date:    November 14, 2007

By:   /s/ Jerry K. Wages
       Jerry K. Wages, Sr. Executive Vice President and CFO

Date:    November 14, 2007

By:  /s/ Steven A. Rogers
       Steven A. Rogers
       Vice President and Controller
       (Principal Accounting Officer)

Date:    November 14, 2007