Form 10KSB/A
period 2006-12-31
OCONEE FINANCIAL CORP
filed 2008-01-22
CIK 1076691

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A
Amendment No. 1

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:   As of March 19,2007:  525,317shares of common stock with an aggregate value of $15,775,270 (based on approximate book value of the common stock).

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
Transitional Small Business Disclosure format.                                                                                      Yes  ☐      No  ☒

EXPLANATORY NOTE

Oconee Financial Corporation is filing this amendment on Form 10-KSB/A to its Form 10-KSB for the year ended December 31, 2006 to replace the opinions and consents of its current and former independent registered public accounting firms.  The original opinion of Oconee’s current auditor, Mauldin & Jenkins, LLC, did not include the signature date in the filed version.  The original opinion of Oconee’s former auditor, Porter Keadle Moore, LLP, did not cover both the years ended December 31, 2005 and December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oconee Financial Corporation

We have audited the accompanying consolidated balance sheet of Oconee Financial Corporation and subsidiary as of December 31, 2006, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of Oconee Financial Corporation and subsidiary for the years ended December 31, 2005 and 2004 were audited by other auditors whose report dated March 27, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Financial Corporation and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Atlanta, Georgia
March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oconee Financial Corporation

We have audited the accompanying consolidated balance sheet of Oconee Financial Corporation and subsidiary as of December 31, 2005, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
March 27, 2006

Certified Public Accountants

Suite 1800 •235 Peachtree Street NE •  Atlanta, Georgia 30303 •Phone 404-588-4200  •Fax 404-588-4222  •www.pkm.com

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the issuer has duly caused this Amendment No. 1 to its Report on Form 10–KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 22ndday of January, 2008.

OCONEEF INANCIAL CORPORATION (Registrant) By: /s/ B. Amrey Harden B.Amrey Harden President and Chief Executive Officer

Signature	Title

*
G. Robert Bishop	Director

*
Jimmy L. Christopher	Director

*
Douglas D. Dickens	Chairman of the Board of Directors

*
John A. Hale	Vice Chairman of the Board of Directors

/s/ B. Amrey Harden
B. Amrey Harden	President and Chief Executive Officer, Director

*
Henry C. Maxey	Director

*
Carl R. Nichols	Director

*
Ann Breedlove Powers	Director

/s/ Steven A. Rogers
Steven A. Rogers	Vice President and Controller, Chief Accounting Officer

/s/ Jerry K. Wages
Jerry K. Wages	Senior Executive Vice President and Chief Financial Officer, Corporate Secretary, and Director

*
Virginia S. Wells	Director

*
Tom F. Wilson	Executive Vice President and Chief Loan Officer, Director

* By: /s/ B.Amrey Harden B.Amrey Harden President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.