Form 10KSB/A
period 2006-12-31
OCONEE FINANCIAL CORP
filed 2008-01-23
CIK 1076691

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A
Amendment No. 2

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
Transitional Small Business Disclosure format.                                                                                      Yes  ☐      No  ☒

EXPLANATORY NOTE

Oconee Financial Corporation is filing this second amendment on Form 10-KSB/A to its Form 10-KSB for the year ended December 31, 2006 to replace all of Item 7.  Oconee filed a first amendment to its Form 10-KSB on January 22, 2008 to update the opinions and consents of its current and former independent registered public accounting firms.  In response to further SEC Staff comments, Oconee is now refiling all of Item 7 that includes such updated opinions and consents.

ITEM 7.     FINANCIAL STATEMENTS.

The financial statements and the reports of independent registered public accounting firms are included in this amended report beginning at page F-1.

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

Atlanta, Georgia
March 27, 2006

Certified Public Accountants

Suite 1800 •235 Peachtree Street NE  •  Atlanta, Georgia 30303  • Phone 404-588-4200  • Fax 404-588-4222  • www.pkm.com

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the issuer has duly caused this Amendment No. 2 to its Report on Form 10–KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 23rdday of January, 2008.

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