Form 10KSB
period 2007-12-31
OCONEE FINANCIAL CORP
filed 2008-03-31
CIK 1076691

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-25267

Oconee Financial Corporation
(Name of Small Business Issuer in its Charter)

Georgia	58-2442250
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

35 North Main Street, Watkinsville, Georgia 30677-0205
(Address of Principal Executive Offices) (Zip Code)

Issuer’s telephone number, including area code:  (706) 769-6611

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Name of exchange on which registered:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $2.00 par value per share.

Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒       No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

State issuer’s revenues for its most recent fiscal year.  $ 25,231,684

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:   As of March 15, 2008:  527,155 shares of common stock with an aggregate value of $17,617,520 (based on approximate book value of the common stock).

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  As of March 15, 2008, there were issued and outstanding 899,815 shares of common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2008 annual meeting of stockholders are incorporated by reference into Part III.

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

At December 31, 2007, the Bank’s total assets were $321,313,000, compared to $336,508,000 at year-end 2006.  Over the past 5 years, total assets of the Bank have grown by $74,670,000, representing an increase of 30.3%.

Services

The Bank is a community oriented, full-service commercial bank, headquartered in Oconee County, Georgia with six full-service banking offices and seven automated teller machines (“ATMs”).  The Bank places an emphasis on retail and small business banking, and offers customary banking services such as consumer and commercial checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, safe deposit facilities, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, offers lines of credit, VISA and MasterCard accounts, and provides a variety of other banking services.

Markets

The Bank operates primarily in Oconee and Athens-Clarke counties in Georgia.  The Bank’s secondary market is defined as other counties contiguous to Oconee County, which include Greene, Morgan, Walton, and Barrow Counties, and the rest of the Athens Metropolitan Statistical Area.

Deposits

The Bank offers a full range of deposit accounts and services to individuals and businesses.  At December 31, 2007, the Bank’s deposit base totaled $286,525,000 and consisted of the following types of accounts:

	Amount	Percentage
	(In thousands)
Non-interest bearing demand deposits	$31,544	11.0%
Interest-bearing NOW accounts	60,376	21.1%
Money market deposit accounts	16,386	5.7%
Savings deposits	38,755	13.5%
Time deposits of less than $100,000	64,727	22.6%
Time deposits of $100,000 or more	64,191	22.4%
Individual retirement accounts	10,546	3.7%
Total Deposits	$286,525	100.0%

Management of the Bank believes that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans

The Bank makes both secured and unsecured loans to individuals and businesses.  At December 31, 2007, the Bank’s loan portfolio totaled $199,831,000, consisting of the following categories of loans:

	Amount	Percentage
	(In thousands)
Commercial, financial and agricultural	$22,230	11.1%
Real estate – mortgage	104,703	52.4%
Real estate – commercial construction	62,970	31.5%
Real estate – consumer construction	1,108	0.6%
Consumer	8,820	4.4%
Total loans	$199,831	100.0%

The following table shows the amounts and growth for loans, deposits, capital, and total assets at December 31, for the years ended 2002-2007 (dollar amounts are in millions):

	2007	2006	2005	2004	2003	2002	5-Year Growth
Loans	$199.8	$217.9	$206.5	$186.1	$171.2	$179.6	$20.2
Deposits	286.5	304.0	256.8	231.8	228.6	211.4	75.1
Capital	29.3	26.7	23.7	22.3	20.8	19.0	10.3
Total Assets	321.3	336.5	285.1	256.9	252.0	246.6	74.7

The Bank experienced declines in loans, deposits, and total assets during 2007.  The primary factor contributing to the decline in loans was a slowdown in the housing market due to a downturn in the economy.  During 2007, the Bank’s real estate construction loan portfolio decreased $23,186,000, or 26.6%.  The decrease in deposits during 2007 was due to a management decision to lower rates paid on deposits during the second half of 2007 in an effort to lower the balance of outstanding time deposits.  This decision was made due to the decline in loan growth which created excess liquidity for the Bank.

As of December 31, 2007, the Bank had concentrations of loans to the housing industry and loans to the hotel and motel industry.  Outstanding construction and development loans, all of which are secured by real estate, housing construction and development totaled $49,740,000, which represented 25.0% of the Bank’s loan portfolio at December 31, 2007.  At year-end 2007, total outstanding balances and commitments for development and construction loans to the housing industry were $63,505,000, which represented 31.8% of the Bank’s total loans and 219.7% of the Bank’s Tier 1 equity capital.  The Bank’s established guideline for this concentration is to be at a balance that represents less than 425% of Tier 1 equity capital.  The market for residential real estate and development slowed considerably during the year, primarily in the area of new residential development and speculative housing construction, resulting in a decrease in demand for loans funding this industry.

As of December 31, 2007, total outstanding balances for hotel and motel industry loans were $20,619,000, which represented 10.3% of the Bank’s total loans. At year-end 2007, total outstanding balances and commitments for hotel and motel loans were $21,490,000, which represented 10.8% of the Bank’s total loans and 74.3% of the Bank’s Tier 1 equity capital.  The Bank’s established guideline for this concentration is to be at a balance that represents less than 200% of Tier 1 equity capital.

Lending Policy

The current lending policy of the Bank is to offer consumer, real estate, and commercial credit services to individuals and entities that meet the Bank’s credit standards.  Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which he can make to a single borrower or a related group of borrowers.  The Bank provides each lending officer with written guidelines for lending activities to ensure that the Bank’s policies and procedures are followed consistently.  Throughout the lending decision, the customer’s credit worthiness is examined through credit bureau reports on the borrower’s credit history as well as the borrower’s credit history at the Bank.  Various financial information and other information are obtained from the borrower and guarantor(s) and are analyzed to determine the borrower’s ability to repay the loan.  In addition, collateral adequacy is examined to determine whether or not the collateral would be sufficient to cover any of the Bank’s risk exposure in the event that the Bank is required to rely on the liquidation of the collateral as a secondary source of repayment.

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

Loan Review and Non–Performing Assets

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

Generally, all of the Bank’s securities are classified as “Available for Sale”.  As of December 31, 2007, investment securities totaled $91,434,000.

The primary risks in the Bank’s securities portfolio consist of two types:

(1)
Credit risk, or the risk of default of the issuer.  Government-sponsored agency securities comprised 74.8% of the portfolio; the credit risk associated with these securities is primarily limited to the risk of default of the U.S. Government and its agencies.  State, County, and Municipal bonds represent 23.4% of the portfolio with the credit risk limited to the risk of default of the issuing authorities.  Other debt securities comprised 1.8% of the portfolio with the credit risk being the risk of default of the issuer of the debt security.

(2)
Interest rate risk, or the risk of adverse movements in interest rates on the value of the portfolio.  In general, a rise in interest rates will cause the value of the Bank’s securities portfolio to decline.  The longer the maturity of an individual security, the greater the effect of change in interest rate on its value.  For a discussion of the Bank’s interest rate risk management policies and management, see “Management’s Discussion and Analysis of Financial Condition or Plan of Operation – Asset/Liability and Interest Rate Sensitivity Management.”

Competition

The Bank competes in Oconee County with six other commercial banks.  With four full-service banking offices within Oconee County, the Bank is the market leader in Oconee County in terms of assets, deposits, facility locations, and market coverage.

There are fourteen other commercial banks in Athens-Clarke County, five of which have offices in Oconee County.  As of June 30, 2007, the other fourteen banks located in Athens-Clarke County held deposits totaling $1,907,293,000.  The Bank’s physical presence in Athens-Clarke County is limited to one full-service branch and a full-service in-store branch in the East Athens Wal-Mart Supercenter.

The following table shows deposits by financial institution along with market share in Oconee County for the period ended June 30, 2007 (dollars in thousands):

	Total Deposits	Deposit Market Share
Oconee State Bank	$270,011	45.6%
North Georgia Bank	128,114	21.6%
Athens First Bank & Trust Company	98,548	16.6%
Bank of America, N.A.	53,646	9.1%
Community Bank & Trust	16,799	2.8%
First American Bank & Trust Company	14,611	2.5%
SunTrust Bank	10,635	1.8%
Total deposits	592,364	100.0. %

In addition, the Bank competes with commercial banks, thrifts, and various other financial institutions and brokerage firms and, to a lesser extent, with credit unions and for loans with insurance companies, small loan or finance companies, and certain governmental agencies.

The business of the Bank is not seasonal.  Construction and development lending slows somewhat in Fall and Winter, but not to the degree that there is an appreciable impact upon the Bank’s Balance Sheet or Statement of Earnings.

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

Payment of Dividends.  Oconee is a legal entity separate and distinct from the Bank.  Most of the revenues of Oconee result from dividends paid to it by the Bank.  There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by Oconee to its stockholders.

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

The payment of dividends by Oconee and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Bank.  At December 31, 2007, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $1,649,000.  For 2007, Oconee’s dividend payout to stockholders was 31.7% of net income.

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

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Under the FDIC’s regulations, the Bank was a “well capitalized” institution at December 31, 2007 and December 31, 2006.

Set forth below are pertinent capital ratios for the Bank as of December 31, 2007 and 2006:

	2007	2006
Total Risk-Based Capital	14.2%	12.4%
Tier 1 Risk-Based Capital	13.0%	11.1%
Leverage Ratio (Tier 1 Capital to Average Total Assets)	8.9%	8.6%

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

Employees

At December 31, 2007, the Bank had 82 full-time employees and 29 part-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

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

The Athens Branch is located at 500 North Milledge Avenue in Athens, Georgia.  The branch is a 2,000 square foot building.  The branch is leased by the Bank.  The lease was renewed in July of 2006 and has a term of two years at a monthly rate of $2,500.00.  The Bank anticipates renewing the lease when it expires in July 2008.

The Bank leases space in the Wal-Mart Supercenter Store No. 2811 located at 4375 Lexington Road in Athens, Georgia from Wal-Mart Stores East, Inc.  This branch contains 695 square feet inside the store.  The lease was entered into in January of 2000 for a five year term.  The bank renewed this lease in January of 2005 for an additional five years at a monthly rate of $3,312.50.

The University Parkway Branch was leased by the Bank on November 10, 2006 and was opened for business in February 2007.  The branch is located in an office suite on the first floor of the Fortson, Bentley and Griffin building at 2500 Daniell’s Bridge Road.  Although the building has an Athens address, the branch is located within Oconee County.  The branch is approximately 3,950 square feet.  The branch is leased for a term of ten years, with a base rate in year one of the lease of $6,898.50 per month.  The lease calls for increases in the rent of 2% each year through year ten.

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

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Markets For Capital Stock and Dividends

Oconee’s common stock, its only class of equity securities, is not traded on an established public trading market.  The following table sets forth certain information regarding trades of Oconee common stock known by management for the indicated periods:

	Number
	of	Aggregate	Size of Trades		Price of Trades
Year	Trades	Shares	Smallest	Largest	Lowest	Highest
2007	34	7,962	3 shares	2,450 shares	$70.00	$90.00
2006	20	1,954	1 share	500 shares	$65.00	$100.00

At March 15, 2008, there were approximately 707 recordholders of Oconee common stock and 899,815 shares issued and outstanding.

In 2007 and 2006, Oconee declared cash dividends of $1.15 and $1.25 per share, respectively, payable to stockholders of record on December 31 of each year.  Cash dividends for 2007 represented a payment of 31.7% of net income for the year compared to 28.4% for 2006.  While Oconee intends to continue paying cash dividends on an annual basis, no assurance can be given that dividends will be declared in the future.  The amount and frequency of dividends is determined by Oconee’s Board of Directors upon their consideration of various factors, which include Oconee’s financial condition and results of operations, investment opportunities available to Oconee, changes in regulatory capital requirements, tax consideration and general economic conditions.  See “Supervision and Regulation – Payment of Dividends.”

Oconee has not sold any unregistered securities within the past three years.

Oconee does not have any equity compensation plans.

Share Repurchases

Oconee did not repurchase any shares of stock during 2007 or 2006.

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

A management loan review function is utilized by the Company which is supplemented by the use of an outside loan review specialist.  In addition to reviews by senior lending officers, all relationships of $1,000,000 or more are reviewed annually by the outside loan review specialist, as well as a sampling of relationships between $200,000 and $999,999. Loans are placed into various loan grading categories which assist management in developing lists of potential problem loans.  These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses.  The formal allowance for loan loss adequacy test is performed at the end of each calendar quarter.  Specific amounts of loss are estimated on problem loans and historical loss percentages, adjusted for various qualitative factors, are applied to the balance of the portfolio using certain portfolio stratifications.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

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

Selected Financial Information

	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share data)
Net interest income	$11,443	$12,198	$11,111	$10,003	$9,033
Other income	2,708	2,846	2,508	2,219	3,003
Provision for loan losses	330	200	612	394	645
Net earnings	3,268	3,960	3,056	2,531	2,678
Net earnings per common share	3.63	4.40	3.40	2.81	2.98
Total assets	321,313	336,508	285,065	256,865	251,956
Cash dividends declared per common share	1.15	1.25	1.10	1.00	1.00

RESULTS OF OPERATIONS

Net Interest Income

The Company’s earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense that is paid on its deposits and other borrowings.

Net interest income in 2007, which was $11,443,000, decreased by $755,000, or 6.2%, over 2006.  Net interest income declined as a result of an increase in interest expense of $2,748,000 offset by an increase in interest income of $1,992,000.  The increase in interest income during 2007 was due primarily to an increase in interest income on taxable securities of $2,058,000.  The increase in interest income on taxable securities is due to income on investment securities that the Bank purchased in the fourth quarter of 2006 because of a significant increase in public funds deposits from the issuance of bonds by a local governmental entity.  The decrease in interest and fee income on loans was primarily due to the lower interest rate environment in late 2007 as compared to 2006 as well as only a slight increase in average loans outstanding in 2007 as compared to 2006 of $573,000. The increase in interest expense was due primarily to an increase in average time deposits of $23,520,000 in 2007 as compared to 2006 as well as an increase in average interest-bearing demand deposits of $17,613,000 in 2007.  Net interest margin decreased to 3.61% in 2007 as compared to 4.34% in 2006 as a result of an increase in average rate paid on interest-bearing liabilities combined with a decrease in the average yield on interest-earning assets.  Additionally, net interest margin was impacted negatively by a decrease in loans during 2007.  As loans paid off during 2007, these funds shifted to other interest-earning assets, primarily investment securities and federal funds sold, which provide a lower yield than loans.  Another factor impacting net interest margin during 2007 was an increase in time deposits during the first half of 2007 which resulted in additional interest expense.

Net interest income in 2006, which was $12,198,000, increased by $1,087,000, or 9.8%, over 2005.  Net interest income improved as a result of an increase in interest income of $4,190,000 offset by an increase in interest expense of $3,103,000.  The increase in interest income was due primarily to an increase in average interest-earning assets of $29,639,000 in 2006 as compared to 2005.  Average outstanding loan balances during 2006 were $17,025,000 higher than 2005 levels. The increase in the prime rate, which is the base rate for the Bank’s variable rate loans, from 7.25% at the beginning of 2006 to 8.25% at December 31, 2006 led to increased interest rates on loans tied to the prime rate.  The increase in interest expense is primarily due to an increase in average interest-bearing liabilities of $23,259,000 in 2006 as compared to 2005.  This increase is primarily attributable to an increase of $28,388,000 in average time deposits, offset by a decrease of $6,936,000 in average savings accounts.  In addition to the increase in average balances, a higher interest rate environment created by increased competition within the Bank’s market for time deposits also contributed significantly to the increase in interest expense.

Table 1 below sets forth the average balances for each category of interest-earning assets and interest-bearing liabilities and the average rates of interest earned or paid thereon for the years ended December 31, 2007 and 2006.  Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.  Loan fees of $499,000 and $712,000 are included in the yields for 2007 and 2006, respectively.  Yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity, and yields are not calculated on a tax equivalent basis.

Table 1

Average Balance Sheets and Interest Rates

	For the Years Ended December 31,

	2007			2006

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest earning assets:
Investment securities:
Taxable	$71,694,930	$3,767,024	5.25%	$36,978,341	$1,708,908	4.62%
Non-taxable	21,008,857	954,220	4.54%	18,358,643	884,178	4.82%
Other Investment Securities	1,713,171	103,331	6.03%	1,910,456	113,611	5.94%
Federal funds sold	10,579,167	525,030	4.96%	12,834,769	631,201	4.92%
Loans (including loan fees)	211,798,207	17,174,191	8.11%	211,225,525	17,193,786	8.14%
Total interest-earning assets	316,794,332	22,523,796	7.11%	281,307,734	20,531,684	7.30%
Allowance for loan losses	(3,106,599)			(3,060,225)
Cash and due from banks	5,435,235			5,718,282
Other assets	10,941,461			9,014,142
Total assets	$330,064,429			$292,979,933

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$75,944,711	$2,344,299	3.09%	$58,331,846	$1,391,965	2.39%
Savings	41,074,218	1,244,400	3.03%	46,853,971	1,386,897	2.96%
Time	147,142,263	7,418,685	5.04%	123,621,863	5,487,621	4.44%
Securities sold under repurchase agreements	3,662,413	73,569	2.01%	3,199,756	66,732	2.09%
Total interest bearing liabilities	267,823,605	11,080,953	4.14%	232,007,436	8,333,215	3.59%

Non-interest bearing deposits	32,771,278			34,307,448
Other liabilities	1,416,935			1,104,093
Total liabilities	302,011,818			267,418,977

Stockholders’ equity	28,052,611			25,560,956
Total liabilities and stockholders’ equity	$330,064,429			$292,979,933

Excess of interest-bearing assets over interest-bearing liabilities	$48,970,727			$49,300,298
Ratio of interest-earning assets to interest -bearing liabilities	118.28%			121.25%
Net interest income		$11,442,843			$12,198,469
Net interest spread			2.97%			3.71%
Net interest margin (1)			3.61%			4.34%

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

Table 2
Volume-Rate Analysis

	2007 over 2006 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Taxable	$1,797,092	$261,024	$2,058,116
Non-taxable	123,252	(53,210)	70,042
Other investment securities	(12,340)	2,060	(10,280)
Federal funds sold	(111,290)	5,119	(106,171)
Loans (including loan fees)	45,411	(65,006)	(19,595)
Total interest earning assets	1,842,125	149,987	1,992,112

Interest expense on:
Deposits:
Interest bearing demand	483,416	468,918	952,334
Savings	(174,617)	32,120	(142,497)
Time	1,129,104	801,960	1,931,064
Securities sold under repurchase agreements	9,454	(2,617)	6,837

	1,447,357	1,300,381	2,747,738
Total interest bearing liabilities
Net interest income	$394,768	$(1,150,394)	$(755,626)

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

The provision for loan losses in 2007 was $330,000 compared to $200,000 in 2006, an increase of 65.0%.  The increase in the provision for loan losses is primarily due to an increase in classified loans during 2007, particularly an increase in nonaccrual loans of $8,379,000, or 1,235.8%.

The allowance for loan losses represented approximately 1.67% of total loans outstanding at December 31, 2007 compared to 1.41% at December 31, 2006.  Net charge-offs for 2007 increased to $75,000, compared to $64,000 during 2006.  Net charge-offs as a percentage of the provision for loan losses were 22.7% and 32.0% for the years ended December 31, 2007 and 2006, respectively.  Management believes that the level of the allowance is appropriate based on the loan portfolio and current economic conditions.

The provision for loan losses in 2006 was $200,000 compared to $612,000 in 2005.  The decrease in the provision for loan losses was primarily due to an improvement in the overall quality of the Bank’s loan portfolio, as evidenced by a decrease in net charge-offs in 2006 as compared to 2005 and a decline in non-performing assets during 2006 as compared to 2005.

The allowance for loan losses represented approximately 1.41% of total loans outstanding at December 31, 2006 compared to 1.43% at December 31, 2005.  Net charge-offs for 2006 were $64,000 compared to $198,000 during 2005.  Net charge-offs as a percentage of the provision for loan losses were 32.0% and 32.4% for the years ended December 31, 2006 and 2005, respectively.

Non-Interest Income

Other income of $2,708,000 in 2007 decreased from 2006 by $138,000 or 4.9% due primarily to decreases in gains on the sale of other real estate owned of $392,000 and gains on the sales of fixed assets of $68,000 in 2007 as compared to 2006.  These decreases were offset by increases in commissions on investment sales of $130,000, insufficient funds service charges on deposit accounts of $111,000 and ATM fees of $81,000 and in 2007.

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

Non-Interest Expense

Other expenses increased by $213,000 or 2.4% in 2007 as compared to 2006.  The increase in other expenses is attributable to an increase in occupancy expense of $257,000, primarily due to the opening of a new branch in February 2007.

Other expenses increased by $439,000 or 5.1% in 2006 as compared to 2005.  The increase in other expenses is attributable to an increase in salaries and employee benefits expense of $429,000, primarily due to merit increases for employees and increases in other employee benefits expenses.

Income Tax Expense

The Company’s effective tax rates were 28% and 32% for the years ended December 31, 2007 and 2006, respectively.  The decrease in effective tax rate reflects the impact of taxes on the gains on sales of real estate during 2006.  The 2007 tax rate is a return to a more historical level of tax expense for the Company.

ANALYSIS OF FINANCIAL CONDITION

Summary

During 2007, average total assets increased $37,084,000 (12.7%) from 2006.  Average total deposits increased $33,817,000 (12.9%) in 2007 from 2006.  Average loans increased $573,000 (0.3%) in 2007 over 2006.

Year-end balances at December 31, 2007 and 2006 reflect a decrease in total assets of $15,195,000 (4.5%) from 2006 to 2007.  Total deposits decreased $17,470,000 (5.7%) from 2006 to 2007.  Total loans decreased $18,056,000 (8.3%) from 2006 to 2007.

Total loans declined during 2007 primarily as a result of a slowdown in the housing industry in the Bank’s market area.  An overall economic slowdown lessened the demand for new housing construction and development.  Total deposits declined due to loan payoffs supplying the needed liquidity to fund new loans and also a decision by management to lower interest rates paid on time deposits in an effort to minimize excess liquidity.

Investment Securities

All of the Company’s investment securities are classified as available-for-sale (“AFS”).  At December 31, 2007, the market value of AFS securities totaled $91,434,000, compared to $92,372,000 at December 31, 2006.  Table 3 presents the market value of AFS securities at December 31, 2007 and 2006.

Table 3
Investment Portfolio

	2007	2006
Available for sale
State, county and municipal	$21,361,919	$20,809,703
Government-sponsored agencies	49,862,513	59,343,821
Mortgage-backed	18,575,862	11,237,922
Other debt securities	1,633,900	980,800
Totals	$91,434,194	$92,372,246

The composition of the investment securities portfolio reflects the Company’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income.  The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Table 4 presents the AFS securities held by the Company by maturity category at December 31, 2007.  Yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity and yields are not calculated on a tax equivalent basis.

Table 4
Maturity Distribution and Weighted Average Yield on Investments (1)

	Government-Sponsored Agencies	Mortgage- Backed Securities (2)	State, County and Municipal	Trust Preferred Securities	Weighted Average Yields

Within 1 year	$11,017,210	$-	$442,493	$-	4.50%
After 1 through 5 years	9,022,360	1,557,830	2,746,374	-	4.42%
After 5 through 10 years	5,065,540	1,674,032	2,578,552	1,010,800	5.35%
After 10 years	24,757,403	15,344,000	15,594,500	623,100	5.40%
Totals	$49,862,513	$18,575,862	$21,361,919	$1,633,900	5.15%

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
(2)	These securities are government guaranteed securities.

The Company’s mortgage-backed securities primarily consist of U.S. Government agency sponsored securities.  A mortgage-backed security relies on the underlying pools of mortgage loans to provide a cash flow of principal and interest.  The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay without prepayment penalties.  Decreases in long-term interest rates will generally cause an acceleration of prepayment levels.  In a declining interest rate environment, proceeds may not be able to be reinvested in assets that have comparable yields.

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

The composition of the Company’s loan portfolio at December 31 for each of the past 5 years is presented in Table 5.

Table 5
Loan Portfolio

	2007	2006	2005	2004	2003
Commercial, financial and agricultural	$22,229,689	20,468,788	21,012,994	21,625,371	21,208,190
Real estate – construction	64,077,793	87,264,251	72,533,344	55,157,066	43,831,025
Real estate - mortgage	104,703,465	100,620,440	103,029,748	98,929,804	94,266,400
Consumer	8,820,318	9,533,930	9,897,511	10,353,250	11,845,183
	199,831,265	217,887,409	206,473,597	186,065,491	171,150,798
Less: Allowance for loan losses	(3,335,825)	(3,080,661)	(2,945,256)	(2,531,330)	(2,669,204)
Loans, net	$196,495,440	214,806,748	203,528,341	183,534,161	168,481,594

As of December 31, 2007, loans outstanding were of $199,831,000, a decrease of $18,056,000 or 8.3% over the December 31, 2006 balance of $217,887,000.  This decrease was primarily attributable to a decline in the Bank’s construction lending portfolio of $23,186,000 at December 31, 2007 as compared to December 31, 2006.  This segment of the portfolio declined due to a slowdown in the housing industry resulting in a lower demand for new housing construction and development activity.  The decrease in the Bank’s construction lending portfolio was partially offset by an increase in real estate mortgage loans of $4,083,000 and an increase in commercial, financial and agricultural loans of $1,761,000.

Table 6 identifies the maturities of commercial and real estate construction (including acquisition and development) loans as of December 31, 2007 and addresses the sensitivity of these loans to changes in interest rates.

Table 6
Maturity and Repricing Data for Loans

Maturity	Commercial, Financial and Agricultural	Real Estate Construction	Total
Within 1 year	$11,484,978	$58,431,909	$69,916,887
1 to 5 years	8,990,699	5,645,884	14,636,583
Over 5 years	1,754,012	-	1,754,012
Totals	$22,229,689	$64,077,793	$86,307,482

As of December 31, 2007, the interest terms of loans in the indicated classifications for the indicated maturity ranges in excess of one year are as follows:

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, financial and agricultural
1 to 5 years	$6,369,395	$2,621,304	$8,990,699
Over 5 years	$180,625	$1,573,387	$1,754,012

Real estate construction
1 to 5 years	$-	$5,645,884	$5,645,884
Over 5 years	$-	$-	$-

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio.

Table 7 presents an analysis of the allowance for loan losses including charge-off activity.

Table 7
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:
	2007	2006	2005	2004	2003
	(Amounts are presented in thousands)
Balance at beginning of year	$3,081	$2,945	$2,531	$2,669	$2,099
Charges-offs:
Commercial, financial and agricultural	55	-	160	453	35
Installment	53	60	80	273	76
Real Estate	10	50	13	-	10
Total charge-offs	118	110	253	726	121
Recoveries:
Commercial, financial and agricultural	10	20	40	178	28
Installment	31	26	15	16	18
Real Estate	2	-	-	-	-
Total recoveries	43	46	55	194	46
Net charge-offs	75	64	198	532	75
Provisions charged to operations	330	200	612	394	645
Balance at end of year	$3,336	$3,081	$2,945	$2,531	$2,669
Ratio of net charge-offs during the period to average loans outstanding during the period	.04%	.03%	.10%	.30%	.04%

At December 31, 2007, the Company had loan concentrations in the housing industry and in the hotel and motel industries.  The Company monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines.  The primary risks relating to the concentration in the housing industry is a downturn in the economy adversely affecting construction of new homes and developments of new housing communities and the impact of rising interest rates on variable rate mortgages.  The market for residential real estate and development slowed during the year due to a downturn in the economy, primarily in the area of new residential development and speculative housing construction, resulting in a decrease in demand for loans funding this industry.  The Company’s primary risk relating to the hotel and motel industry loans is a slowdown in the travel industry.  The Company has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown.  Management of the Company believes that all of the Company’s hotel and motel loans are adequately collateralized in the unforeseen event that cash flows from operations of the hotels and motels are not sufficient to meet the terms of repayment outlined in the loan agreements.

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

For year-end 2007 and 2006 the allowance for loan losses was allocated as follows (in thousands):

As of December 31, 2007:	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$48	1.4%	5.1%
Real Estate - Commercial Construction	2,107	63.2%	36.4%
Consumer	46	1.4%	4.2%
Real Estate - Mortgage	918	27.5%	53.0%
Unallocated	217	6.5%	1.3%
Total	$3,336	100.0%	100.0%

As of December 31, 2006:	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$87	2.8%	3.6%
Real Estate - Commercial Construction	646	21.0%	17.1%
Consumer	50	1.6%	4.1%
Real Estate - Mortgage	1,453	47.2%	73.2%
Unallocated	845	27.4%	2.0%
Total	$3,081	100.0%	100.0%

Nonperforming Assets

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due, totaled $9,057,000 at December 31, 2007 compared to $2,045,000 at December 31, 2006.   This increase is attributable to an increase in non-accrual loans of $8,379,000, offset by decreases in other real estate and repossessions of $744,000 and loans more than 90 days past due of $623,000.  The increase in nonaccrual loans was primarily due to two lending relationships being placed on nonaccrual status during 2007 with total outstanding loans of $7,181,000.

A summary of non-performing assets at December 31 during the last past 5 fiscal years is presented in Table 8.

Table 8
Non-performing Assets

	December 31,
	2007		2006	2005	2004	2003

Other real estate and repossessions	$-		$744,000	$327,000	$839,000	$1,077,000
Accruing loans 90 days or more past due	-		623,000	632,000	5,064,000	583,000
Non-accrual loans	9,057,000		678,000	2,151,000	1,080,000	1,503,000
Interest on non-accrual loans which would have been reported	408,000		91,000	95,000	44,000	63,000
Interest recognized on non-accrual loans prior to reclassification of loans	285,000		14,000	86,000	18,000	37,000
Restructured debt	3,240,000	(1)	-	-	-	3,189,000
(1)  Included in non-accrual loans above

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

Deposits

The Company uses deposits primarily to fund its loan and investment portfolios. The Company offers a variety of deposit accounts to individuals and businesses.  Deposit accounts include checking, savings, money market and time deposits.  As of December 31, 2007, total deposits were $286,525,000, a decrease of $17,470,000 or 5.8% over the December 31, 2006 balance of $303,995,000.  The decrease in deposits is primarily attributable to a decrease in time deposits of $11,141,000 and a decrease in savings deposits of $5,419,000.  Management was not aggressive in attempting to attract additional deposits during the last half of 2007 due to the lack of the need for additional liquidity as a result of slowing loan demand.

The average balance of the deposits and the average rates paid on such deposits are summarized in Table 9.

Table 9
Deposits

	December 31,
	2007		2006
	Average Balance	Rate	Average Balance	Rate
Deposits:
Non-interest bearing demand	$32,771,278	-	$34,307,448	-
Interest bearing demand	75,944,711	3.09%	58,331,846	2.39%
Savings	41,074,218	3.03%	46,853,971	2.96%
Time	147,142,263	5.04%	123,621,863	4.44%

	$296,932,470		$263,115,128

Time deposits in amounts of $100,000 or more totaled $65,100,000 and $76,479,000 at December 31, 2007 and 2006, respectively.  Table 10 is a summary of the maturity distribution of time deposits in amounts of $100,000 or more as of December 31, 2007.

Table 10
Maturity of Time Deposits over $100,000

Within 3 months	$13,880,000
After 3 through 6 months	12,299,000
After 6 through 12 months	34,073,000
After 12 months	4,848,000
$65,100,000

Transactions with Related Parties

The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business.  It is the policy of the Company that loan transactions with directors and officers are made on substantially the same terms as those prevailing at the time made for comparable loans to other persons.  At December 31, 2007, the Company had loans outstanding to related parties of $7,446,000.  Deposits of related parties were $12,119,000.

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

Cash and cash equivalents increased $5,812,000 to a total of $20,890,000 at year-end 2007 as cash provided by operating activities and investing activities outpaced amounts used by financing activities.  Cash inflows from operations totaled $5,788,000 in 2007, while outflows from financing activities totaled $18,598,000, most of which were net deposit decreases during 2007 of $17,470,000, along with cash dividends paid during 2007 of $1,125,000.

Investing activities provided $18,622,000 of cash and cash equivalents, principally composed of proceeds from calls and maturities of investment securities of $20,168,000 and net repayments of loans of $17,981,000, offset by purchases of investment securities of $24,579,000.

Contractual Obligations and Off-Balance Sheet Arrangements

For maturity and repricing information regarding the Company’s contractual obligations, please see the table under the heading “Asset/Liability and Interest Rate Sensitivity Management.”

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of those instruments reflect the extent of exposure the Company has in particular classes of financial instruments.  At December 31, 2007, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $36,398,000 and $785,000, respectively.

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

Capital Resources

Table 11 presents the Bank’s regulatory capital position at December 31, 2007.

Table 11
Capital Ratios

Risk-Based Capital Ratios Actual as of December 31, 2007

Tier 1 Capital	13.0%
Tier 1 Capital minimum requirement	4.0%
Excess	9.0%

Total Capital	14.2%
Total Capital minimum requirement	8.0%
Excess	6.2%

Leverage Ratio At December 31, 2007

Leverage ratio	8.9%
Leverage ratio requirement	4.0%
Excess	4.9%

Table 12
Selected Ratios

The following table sets out certain ratios of the Company for the years indicated.

	2007	2006
Net income to:
Average stockholders’ equity	11.65%	15.49%
Average assets	0.99%	1.35%
Dividends to net income	31.66%	28.40%
Average equity to average assets	8.50%	8.72%

For further discussion of the actual and required capital ratios of the Company, see note 10 to the consolidated financial statements and “Supervision and Regulation – Capital Adequacy.”

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007 that are contractually maturing, prepaying or repricing in each of the future time periods shown.  Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Investment securities are reported based on the adjusted cost basis.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are required to be repaid based on scheduled maturities.  The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven the rates of these deposits to be more stable over the course of a year.

	At December 31, 2007 Maturing or Repricing in (dollars in thousands)
	Three Months or Less	Four Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Investment securities	$1,702	$9,743	$13,322	$66,079	$90,846
Federal funds sold	15,524	-	-	-	15,524
Loans	98,302	39,665	52,638	61	190,666

Total interest-bearing assets	$115,528	$49,408	$65,960	$66,140	$297,036

Interest-bearing liabilities:
Deposits:
Savings and demand	$115,516	$-	$-	$-	$115,516
Time deposits	28,152	97,285	14,027	-	139,464
Repurchase agreements	3,156	-	-	-	3,156

Total interest-bearing liabilities	$146,824	$97,285	$14,027	$-	$258,136
Interest sensitive difference per period	$(31,296)	$(47,877)	$51,933	$66,140	$38,900
Cumulative interest sensitivity difference	$(31,296)	$(79,173)	$(27,240)	$38,900
Cumulative difference to total earning assets	(10.5%)	(26.7%)	(9.2%)	13.1%

Note:  For purposes of this analysis, nonaccrual loans, overdrafts and unearned interest are not included in Loans.

At December 31, 2007 the difference between the Company’s liabilities and assets repricing or maturing within one year was $79,173,000.  Based on this analysis, due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would generally cause the Company’s net interest income to decrease, and a decrease in interest rates would generally cause the Company’s net interest income to increase.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates.  Additionally, certain assets, such as adjustable-rate mortgages, have features, such as interest rate floors and ceilings that restrict changes in interest rates, both on a short-term basis and over the life of the asset.  Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.  In addition, the optionality for callable securities is not factored in the foregoing table.

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

At December 31, 2007, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the hypothetical rate changes to deposit accounts, was $26,159,000, indicating that the Bank was asset sensitive.  The most recent simulation model shows that the Bank’s net interest income would increase $179,000 on an annual basis if rates increased 100 basis points, and would decrease $163,000 on an annual basis if rates fell 100 basis points.

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

ITEM 7.          FINANCIAL STATEMENTS.

The financial statements and the reports of independent registered public accounting firms are included in this report beginning at page 30 of this Form 10-KSB.

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

ITEM 8A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Oconee’s management, including the principal executive officer and principal financial officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities Act of 1933 is recorded, processed, summarized and reported within the time periods specified.

Management’s Annual Report on Internal Control over Financial Reporting.

Oconee’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of Oconee’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”  Based on that assessment, management believes that, as of December 31, 2007, Oconee’s internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-KSB does not include an attestation report of Oconee’s independent registered public accountant regarding internal control over financial reporting.  Management’s report was not subject to attestation by Oconee’s independent accountant pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Form 10-KSB.

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

The information contained under the headings “Information About Nominees For Directors and  Executive Officers,” “Compliance with Section 16(a),” “Audit Committee and Audit Committee Financial Expert,” and “Code of Ethics” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of stockholders to be held on May 5, 2008 to be filed with the SEC, is incorporated herein by reference.

ITEM 10.        EXECUTIVE COMPENSATION.

                The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of stockholders to be held on May 5, 2008, to be filed with the SEC, is incorporated herein by reference.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of stockholders to be held on May 5, 2008, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Certain Relationships and Related Transaction” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all the Company‘s annual meeting of stockholders to be held on May 5, 2008, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.        EXHIBITS.

The following financial statements and notes thereto of the Registrant are located beginning at page F-1 of this Form 10-KSB pursuant to Item 7 of this Report:

1.	Report of Independent Registered Public Accounting Firm

2.	Balance Sheets - December 31, 2007 and 2006

3.	Statements of Earnings

For the Years Ended December 31, 2007 and 2006

4.	Statements of Changes in Stockholders Equity

For the Years Ended December 31, 2007 and 2006

5.	Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

6.	Notes to Consolidated Financial Statements

The following exhibits are required to be filed with this Report on 10-KSB by Item 601 of Regulation S-B.

3.1	Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998 (included as Exhibit 3.1 to Oconee’s 10-KSB filed with the SEC on March 30, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Oconee Financial Corporation, dated May 7, 2001 (included as Exhibit 3.2 to Oconee’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
4	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated Bylaws which define the rights of the holders of Common Stock of Oconee.
4.1	Form of Common Stock Certificate (included as Exhibit 4.1 to Oconee’s 10-KSB filed with the SEC on March 31, 2005 and incorporated herein by reference).
10.1	Oconee State Bank Officers’ Cash Incentive Plan (included as Exhibit 10.1 to the Bank’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
14	Code of Ethical Conduct (included as Exhibit 14 to Oconee’s 10-KSB filed with the SEC on March 31, 2006 and incorporated herein by reference).
21	Subsidiaries of Oconee Financial Corporation.
24	Power of Attorney (included herein on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the heading “Principal Accountant and Audit Fees” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of stockholders to be held on May 5, 2008, to be filed with the SEC, is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Oconee Financial Corporation and Subsidiary
Watkinsville, Georgia

We have audited the consolidated balance sheets of Oconee Financial Corporation and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Financial Corporation and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Oconee Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2007 included under Item 8A(T) “Controls and Procedures” in Oconee Financial Corporation and subsidiary’s Annual Report on Form 10-KSB and, accordingly, we do not express an opinion thereon.

Atlanta, Georgia
March 31, 2008

OCONEE FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets

Cash and due from banks, including reserve
requirements of $25,000 and $25,000	$5,365,937	4,753,988
Federal funds sold	15,524,000	10,324,000

Cash and cash equivalents	20,889,937	15,077,988

Investment securities available for sale	91,434,194	92,372,246
Other investments	706,729	670,329
Mortgage loans held for sale	1,063,183	1,976,000
Loans, net	196,495,440	214,806,748
Premises and equipment, net	7,394,096	6,458,527
Accrued interest receivable and other assets	3,329,403	5,146,240

	$321,312,982	336,508,078

Liabilities and Stockholders’ Equity

Deposits:
Demand	$31,544,102	33,688,316
Interest-bearing demand	76,761,239	75,527,885
Savings	38,754,825	44,174,005
Time	139,464,402	150,604,745

Total deposits	286,524,568	303,994,951

Securities sold under repurchase agreements	3,156,300	3,159,575
Accrued interest payable and other liabilities	2,297,382	2,640,376

Total liabilities	291,978,250	309,794,902

Stockholders’ equity:
Common stock, par value $2, authorized 1,500,000 shares,
issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	22,927,131	20,693,448
Accumulated other comprehensive income (loss)	364,639	(23,234)

Total stockholders’ equity	29,334,732	26,713,176

	$321,312,982	336,508,078

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Earnings

For the Years Ended December 31, 2007 and 2006

	2007	2006
Interest income:
Interest and fees on loans	$17,174,191	17,193,786
Interest on federal funds sold	525,030	631,201
Interest and dividends on securities:
U. S. government agencies	3,767,024	1,708,908
State, county and municipal	954,220	884,178
Other	103,331	113,611

Total interest income	22,523,796	20,531,684

Interest expense:
Interest-bearing demand deposits	2,344,299	1,391,965
Savings deposits	1,244,400	1,386,897
Time deposits	7,418,685	5,487,621
Other	73,569	66,732

Total interest expense	11,080,953	8,333,215

Net interest income	11,442,843	12,198,469

Provision for loan losses	330,000	200,000

Net interest income after provision for loan losses	11,112,843	11,998,469

Other income:
Service charges	1,539,808	1,452,266
Gain (loss) on sale of securities	(2,308)	(10,605)
Gain (loss) on sale of other real estate owned	(25,758)	366,513
Gain (loss) on sale and disposal of premises and equipment	(4,741)	62,959
Mortgage origination fee income	395,004	377,086
Miscellaneous	805,883	597,440

Total other income	2,707,888	2,845,659

Other expenses:
Salaries and employee benefits	5,567,192	5,616,459
Occupancy	1,515,034	1,258,032
Other operating	2,174,789	2,169,951

Total other expenses	9,257,015	9,044,442

Earnings before income taxes	4,563,716	5,799,686

Income tax expense	1,295,246	1,839,439

Net earnings	$3,268,470	3,960,247

Net earnings per share	$3.63	4.40

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2007 and 2006

	2007	2006

Net earnings	$3,268,470	3,960,247

Other comprehensive income, net of income taxes:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax
expense of $236,449 and $83,832	386,441	137,013
Reclassification adjustment for losses included in net
earnings, net of benefit tax of $876 and $4,026	1,432	6,579

Total other comprehensive income	387,873	143,592

Comprehensive income	$3,656,343	4,103,839

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2007 and 2006

		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2005	$1,799,630	4,243,332	17,857,970	(166,826)	23,734,106

Cash dividends declared
($1.25 per share)	-	-	(1,124,769)	-	(1,124,769)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	143,592	143,592

Net earnings	-	-	3,960,247	-	3,960,247

Balance, December 31, 2006	1,799,630	4,243,332	20,693,448	(23,234)	26,713,176

Cash dividends declared
($1.15 per share)	-	-	(1,034,787)	-	(1,034,787)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	387,873	387,873

Net earnings	-	-	3,268,470	-	3,268,470

Balance, December 31, 2007	$1,799,630	4,243,332	22,927,131	364,639	29,334,732

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net earnings	$3,268,470	3,960,247
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation, amortization and accretion	657,610	603,398
Provision for loan losses	330,000	200,000
Provision for deferred taxes	(122,414)	79,663
(Gain) Loss on sale of investment securities	2,308	10,605
(Gain) Loss on sale and disposal of fixed assets	4,741	(62,959)
(Gain) Loss on sale of other real estate	25,758	(366,513)
Change in:
Accrued interest receivable and other assets	962,149	(2,066,314)
Accrued interest payable and other liabilities	(253,012)	217,578
Mortgage loans originated and held for sale	912,817	(691,000)

Net cash provided by operating activities	5,788,427	1,884,705

Cash flows from investing activities:
Purchase of investment securities available for sale	(24,579,037)	(53,191,532)
Proceeds from calls and maturities of investment securities
available for sale	20,168,478	11,780,714
Proceeds from sales of investment securities available
for sale	6,032,693	638,372
Purchase of other investments	(36,400)	(55,900)
Net change in loans	17,981,308	(11,625,057)
Purchases of premises and equipment	(1,659,111)	(1,363,899)
Proceeds from sales of fixed assets	-	139,184
Proceeds from sales of other real estate	714,018	685,269

Net cash used by investing activities	18,621,949	(52,992,849)

Cash flows from financing activities:
Net change in deposits	(17,470,383)	47,195,927
Net change in securities sold under repurchase agreements	(3,275)	915,343
Dividends paid	(1,124,769)	(989,797)

Net cash provided by financing activities	(18,598,427)	47,121,473

Net increase (decrease) in cash and cash equivalents	5,811,949	(3,986,671)

Cash and cash equivalents at beginning of year	15,077,988	19,064,659

Cash and cash equivalents at end of year	$20,889,937	15,077,988

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2007 and 2006

	2007	2006

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11,081,348	7,892,721
Income taxes	$1,310,500	2,197,000

Noncash investing and financing activities:
Change in net unrealized gain on investment
securities available for sale, net of tax	$387,873	143,592
Transfer of loans to other real estate	$-	146,650

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

Basis of Presentation

The accounting principles followed by the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, deferred taxes, fair value of financial instruments, and valuation of real estate acquired in connection with or in lieu of foreclosure on loans.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

Investment Securities

The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2007 and 2006, the Company had classified all of its investment securities as available for sale.

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

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or market value. At December 31, 2007 and 2006, the cost of mortgage loans held for sale approximates the market value.

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
Furniture and equipment                                                                                      3 - 10 years

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued
Other Real Estate

Properties acquired through foreclosure are carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose.  Accounting guidance defines fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals.  Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses.  Subsequent write-downs are provided by a charge to income through the allowance for losses on other real estate in the period in which the need arises.  The carrying amount of foreclosed assets at December 31, 2007 and 2006 was $1 and $739,777, respectively.

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

Earnings Per Share

Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Company had no potential common share equivalents outstanding during 2007 and 2006.  For each of those years, earnings per share is calculated using the weighted average shares outstanding during the period of 899,815.

Stock Repurchase Plan

In 1999, the Company approved a stock buy-back program which authorized the repurchase of up to 75 shares of its common stock per shareholder per year, and an aggregate limit of 1,000 shares annually.  The program is approved annually by the Board of Directors.  During the years ended December 31, 2007 and 2006 the Company did not buy-back any shares of common stock under the program. The shares would be retired and placed into authorized and unissued shares of common stock upon buy-back.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)   Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159 (FAS 159), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument basis and is irrevocable.  Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.   FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  As part of the Company’s adoption of FAS 159 as of January 1, 2008, it does not plan to choose the option to measure eligible financial instruments at fair value and therefore the adoption of FAS 159 is not expected to have a material impact on the Company’s  financial condition or results of operations.

In December 2007, the FASB issued FASB Statement No. 160 (FAS 160), Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  This new consolidation method significantly changes the accounting for transactions with minority interest holders.  FAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company’s adoption of FAS 160 during the first quarter of 2009 is not expected to have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued FASB Statement No. 141(revised 2007) (FAS 141R), Business Combinations.  FAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs.  In addition, under FAS 141R, changes in an entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  FAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company’s adoption of FAS 1141R during the first quarter of 2009 is not expected to have a material impact on its financial condition or results of operations

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)    Investment Securities
Investment securities available for sale at December 31, 2007 and 2006 are as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government sponsored agencies	$49,204,411	675,410	17,308	49,862,513
State, county and municipal	21,318,254	207,101	163,436	21,361,919
Mortgage-backed securities	18,700,736	52,747	177,621	18,575,862
Other debt securities	1,623,045	10,855	-	1,633,900

Total	$90,846,446	946,113	358,365	91,434,194

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government sponsored agencies	$59,385,623	146,467	188,269	59,343,821
State, county and municipal	20,555,014	295,841	41,152	20,809,703
Mortgage-backed securities	11,469,059	19,787	250,924	11,237,922
Other debt securities	1,000,000	-	19,200	980,800

Total	$92,409,696	462,095	499,545	92,372,246

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2007 and 2006 are summarized as follows:

	December 31, 2007
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Government sponsored agencies	$998,440	6,179	5,480,010	11,129
State, county and municipal	4,898,455	97,728	3,780,628	65,708
Mortgage-backed securities	3,701,205	11,074	7,048,299	166,547

	$9,598,100	114,981	16,308,937	243,384

	December 31, 2006
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Government sponsored agencies	$22,542,160	39,683	9,835,781	148,586
State, county and municipal	4,009,783	6,419	1,666,512	34,733
Mortgage-backed securities	-	-	8,242,891	250,924
Other debt securities	-	-	980,800	19,200

	$26,551,943	46,102	20,725,984	453,443

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)       Investment Securities, continued
The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of December 31, 2007 and 2006 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers.  Included in the table above as of December 31, 2007 were 22 out of 55 securities issued by state and political subdivisions that contained unrealized losses, 4 out of 32 securities issued by government sponsored agencies, and 12 of 18 mortgage-backed securities that contained unrealized losses.  Included in the table above as of December 31, 2006 were 13 out of 56 securities issued by state and political subdivisions that contained unrealized losses and 20 out of 37 securities issued by government sponsored agencies, including mortgage-backed securities, 9 of 11 mortgage-backed securities, and 1 of 1 other debt security that contained unrealized losses.

The amortized cost and fair value of investment securities available for sale at December 31, 2007, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$11,444,610	11,459,703
Due from one to five years	11,749,693	11,768,735
Due from five to ten years	8,476,907	8,654,890
Due after ten years	40,474,500	40,975,004
Mortgage-backed securities	18,700,736	18,575,862

	$90,846,446	91,434,194

Proceeds from sales of securities available for sale during 2007 were $6,032,693.  Gross gains of $2,342 and gross losses of $4,650 were realized on those sales.  Proceeds from sales of securities available for sale during 2006 were $638,372.  Gross losses of $10,605 were realized on those sales.

Securities with a carrying value of approximately $62,990,000 and $73,076,000 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes as required by law.

(3)       Loans
Major classifications of loans at December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Commercial, financial and agricultural	$22,229,689	20,468,788
Real estate – mortgage	104,703,465	100,620,440
Real estate – commercial construction	62,969,984	83,998,612
Real estate – consumer construction	1,107,809	3,265,639
Consumer	8,820,318	9,533,930

Total loans	199,831,265	217,887,409
Less allowance for loan losses	3,335,825	3,080,661
Total net loans	$196,495,440	214,806,748

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

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)     Loans, continued

At December 31, 2007 and 2006, the recorded investment in loans that were considered to be impaired and on nonaccrual was approximately $9,057,000 and $678,000, respectively.  In addition, the Company had approximately $0 and $623,000 in loans past due more than ninety days and still accruing interest at December 31, 2007 and 2006, respectively.  These accounts are deemed to be well collateralized and in the process of collection.  The related allowance for loan losses on impaired loans was approximately $1,359,000 and $102,000 at December 31, 2007 and 2006, respectively.  The average recorded investment in impaired loans for the twelve months ended December 31, 2007 and 2006 was approximately $1,664,000 and $1,439,000, respectively.  For the years ended December 31, 2007 and 2006, the Company recognized approximately $285,000 and $14,000, respectively, of interest income on impaired loans.

Changes in the allowance for loan losses were as follows:

	2007	2006

Balance at beginning of year	$3,080,661	2,945,256
Provision for loan losses	330,000	200,000
Amounts charged off	(117,876)	(110,317)
Recoveries on amounts previously charged off	43,040	45,722

Balance at end of year	$3,335,825	3,080,661

(4)   Premises and Equipment
Major classifications of premises and equipment are summarized as follows:

	2007	2006

Land	$1,354,181	1,354,181
Buildings and improvements	5,887,088	5,089,489
Furniture and equipment	5,732,113	4,934,972
Leasehold improvements	115,673	-
Construction in process	-	60,924
	13,089,055	11,439,566

Less accumulated depreciation	5,694,959	4,981,039

	$7,394,096	6,458,527

Depreciation expense was $718,801 and $648,613 for the years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments under current operating leases pertaining to banking premises and equipment at December 31, 2007, are as follows:

Years Ending December 31,
2008	$143,250
2009	129,936
2010	95,218
2011	93,659
2012	95,449
Thereafter	391,857

Total minimum lease payments	$949,369

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

 (5)   Deposits
The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were approximately $65,100,000 and $76,479,000 at December 31, 2007 and 2006, respectively.  The Company had brokered time deposits at December 31, 2007 and 2006 of $0 and $5,022,000, respectively.

At December 31, 2007, the scheduled maturities of certificates of deposits are as follows:

2008	$125,436,774
2009	10,740,705
2010	2,680,576
2011	253,140
2012	353,207
$139,464,402

At December 31, 2007, the Bank had one customer with deposits of approximately $28,733,000 and another customer with deposits of approximately $12,266,000.

 (6)   Income Taxes
The components of income tax expense in the statements of earnings are as follows:

	2007	2006
Current	$1,417,660	1,760,776
Deferred	(122,414)	78,663
Total income tax expense	$1,295,246	1,839,439

The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2007	2006
Pretax income at statutory rates	$1,551,663	1,971,893
Add (deduct):
Tax exempt interest income	(326,056)	(302,235)
Non-deductible interest expense	48,613	36,578
State taxes, net of federal effect	122,901	180,799
Other	(101,875)	(47,596)
	$1,295,246	1,839,439

The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset. The net deferred tax asset is a component of other assets at December 31, 2007 and 2006.

	2007	2006
Deferred income tax assets:
Allowance for loan losses	$1,158,747	1,071,415
Other real estate	14,062	14,062
Unrealized gains on investment securities available for sale	-	14,216
Total gross deferred income tax assets	1,172,809	1,099,693
Deferred income tax liabilities:
Unrealized gains on investment securities available for sale	(223,109)	-
Premises and equipment	(456,281)	(491,363)

Total gross deferred income tax liabilities	(679,390)	(491,363)
Net deferred income tax asset	$493,419	608,330

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

Beginning balance	$6,326,109
New loans	2,649,483
Repayments	(1,529,938)

Ending balance	$7,445,654

Deposits from related parties totaled approximately $12,119,000 and $13,506,000 as of December 31, 2007 and 2006, respectively.

 (8)   Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

	Contractual Amount
	2007	2006
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$36,398,000	42,490,000
Standby letters of credit	$785,000	276,000

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

The Company has $7,000,000 available for the purchase of overnight federal funds from two correspondent financial institutions as of December 31, 2007 and 2006.

(9)    Profit Sharing Plan

The Company has a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The total contributions by the Company for 2007 and 2006 were $319,445 and $377,500, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2007 and 2006, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The capital ratios for the Company are essentially the same as those of the Bank. Therefore, only the Bank’s capital ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital
(to Risk-Weighted Assets)	$31,701	14.2%	$17,809	8.0%	$22,261	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$28,912	13.0%	$8,905	4.0%	$13,357	6.0%
Tier 1 Capital
(to Average Assets)	$28,912	8.9%	$13,038	4.0%	$16,298	5.0%

As of December 31, 2006:
Total Capital
(to Risk-Weighted Assets)	$29,646	12.4%	$19,183	8.0%	$23,978	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$26,648	11.1%	$9,591	4.0%	$14,387	6.0%
Tier 1 Capital
(to Average Assets)	$26,648	8.6%	$12,431	4.0%	$15,538	5.0%

 (11) Stockholders’ Equity
Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other working capital needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year’s net earnings, and the ratio of equity capital to total assets.  Approximately $1,649,000 is available for payment of dividends from the Bank to the Company in 2008.

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

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(12) Fair Value of Financial Instruments, continued
The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 are as follows (in thousands):

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$20,890	20,890	15,078	15,078
Investment securities	$91,434	91,434	92,372	92,372
Other investments	$706	706	670	670
Mortgage loans held for sale	$1,063	1,063	1,976	1,976
Loans, net	$196,495	197,211	214,807	216,826

Liabilities:
Deposits and securities sold under
repurchase agreement	$289,681	290,752	307,155	305,208

 (13) Other Operating Income and Expenses
Components of other operating income and expenses which are greater than 1% of interest income and other income are as follows:

	2007	2006
Other Income
Income and fees from ATM's	$438,425	$357,245
Other Expenses
Professional fees	$338,026	399,709
ATM process and settlement charges	$269,790	291,791

(14) Oconee Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Cash	$1,093,678	1,212,854
Investment in subsidiary	29,276,533	26,624,768
Other assets	-	323

	$30,370,211	27,837,945
Liabilities and Stockholders’ Equity
Other liabilities	$1,035,479	1,124,769
Stockholders’ equity	29,334,732	26,713,176
	$30,370,211	27,837,945

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(14)           Oconee Financial Corporation (Parent Company Only) Financial Information, continued

Statements of Earnings

For the Years Ended December 31, 2007 and 2006

	2007	2006

Dividends from subsidiary	$1,034,787	1,174,769

Other expenses	48,694	56,564

Earnings before income taxes and equity in
undistributed earnings of subsidiary	986,093	1,118,205

Income tax benefit	18,484	21,472

Earnings before equity in undistributed earnings
of subsidiary	1,004,577	1,139,677

Equity in undistributed earnings of subsidiary	2,263,893	2,820,570

Net earnings	$3,268,470	3,960,247

Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net earnings	$3,268,470	3,960,247
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(2,263,893)	(2,820,570)
Change in:
Other assets	323	(151)
Other liabilities	693	-
Net cash provided by operating activities	1,005,593	1,139,526
Cash flows from financing activities:
Dividends paid	(1,124,769)	(989,797)

Net cash used by financing activities	(1,124,769)	(989,797)

Change in cash	(119,176)	149,729
Cash at beginning of year	1,212,854	1,063,125
Cash at end of year	$1,093,678	1,212,854

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the issuer has duly caused this Report on Form 10–KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 31st day of March 2008.

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

Pursuant to the requirements of the Exchange Act, this Report on Form 10–KSB has been signed by the following persons in the capacities indicated on the 31st day of March 2008.

Signature	Title

/s/ G. Robert Bishop	Director
G. Robert Bishop

/s/ Jimmy L. Christopher	Director
Jimmy L. Christopher

Douglas D. Dickens	Chairman of the Board of Directors
/s/ Douglas D. Dickens

Vice Chairman of the Board of Directors
John A. Hale

/s/ B. Amrey Harden	President and Chief Executive Officer, Director
B. Amrey Harden

/s/ Henry C. Maxey	Director
Henry C. Maxey

/s/ Carl R. Nichols	Director
Carl R. Nichols

/s/ Ann Breedlove Powers	Director
Ann Breedlove Powers

/s/ Steven A. Rogers	Vice President and Controller, Chief Accounting Officer
Steven A. Rogers

/s/ Jerry K. Wages	Senior Executive Vice President and Chief Financial
Jerry K. Wages	Officer, Corporate Secretary, and Director

/s/ Virginia S. Wells	Director
Virginia S. Wells

/s/ Tom F. Wilson	Executive Vice President and Chief Loan Officer,
Tom F. Wilson	Director