Form 10-Q
period 2008-03-31
OCONEE FINANCIAL CORP
filed 2008-05-15
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

706-769-6611
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒         No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)          Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 899,815 shares of Common Stock, par value $2.00, outstanding as of May 15, 2008.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet
March 31, 2008 and December 31, 2007

	March 31, 2008 (unaudited)	December 31, 2007
Assets

Cash and due from banks, including reserve requirements of $25,000	$4,938,096	5,365,937
Federal funds sold	25,998,000	15,524,000

Cash and cash equivalents	30,936,096	20,889,937

Investment securities available for sale	89,723,542	91,434,194
Other investments	679,229	706,729
Mortgage loans held for sale	1,541,600	1,063,183

Loans, net of allowance for loan losses of $3,362,485 and $3,335,825	188,769,928	196,495,440

Premises and equipment, net	7,283,212	7,394,096
Accrued interest receivable and other assets	3,397,934	3,329,403

Total assets	$322,331,541	321,312,982

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$32,373,120	31,544,102
Interest-bearing	255,654,821	254,980,466

Total deposits	288,027,941	286,524,568

Securities sold under repurchase agreements	2,966,299	3,156,300
Accrued interest payable and other liabilities	1,142,988	2,297,382

Total liabilities	292,137,228	291,978,250

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	23,381,979	22,927,131
Accumulated other comprehensive income	769,372	364,639

Total stockholders’ equity	30,194,313	29,334,732

Total liabilities and stockholders’ equity	$322,331,541	321,312,982

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Interest Income:
Loans	$3,466,266	4,471,860
Investment securities:
Tax exempt	235,614	254,278
Taxable	944,235	931,429
Federal funds sold and other	155,362	81,958
Total interest income	4,801,477	5,739,525

Interest Expense:
Deposits	2,422,256	2,758,433
Other	14,001	15,199
Total interest expense	2,436,257	2,773,632

Net interest income	2,365,220	2,965,893

Provision for loan losses	57,600	80,000

Net interest income after provision for loan losses	2,307,620	2,885,893

Other Income:

Service charges on deposit accounts	370,095	335,828
Mortgage origination fees	77,715	86,556
Other operating income	270,871	209,308
Total other income	718,681	631,692

Other Expense:
Salaries and other personnel expense	1,483,706	1,509,847
Net occupancy and equipment expense	353,633	373,577
Other operating expense	612,843	548,576
Total other expense	2,450,182	2,432,000

Earnings before income taxes	576,119	1,085,585

Income taxes	121,270	296,009

Net earnings	$454,849	789,576

Earnings per common share based on average outstanding
shares of 899,815	$0.51	0.88

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Net earnings	$454,849	789,576

Other comprehensive income, net of taxes:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of taxes
of $247,641 and $16,747	404,733	27,369

Total other comprehensive income	404,733	27,369

Comprehensive income	$859,582	816,945

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net earnings	$454,849	789,576
Adjustments to reconcile net earnings to net
cash (used) provided by operating activities:
Provision for loan losses	57,600	80,000
Depreciation, amortization and accretion	136,467	131,006
Change in assets and liabilities:
Interest receivable and other assets	(316,172)	(13,545)
Interest payable and other liabilities	(119,607)	(163,621)
Mortgage loans held for sale	(478,417)	45,150

Net cash (used) provided by operating activities	(265,280)	868,566

Cash flows from investing activities:
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	15,979,698	1,038,905
Purchases of investment securities available for sale	(13,568,872)	(627,707)
Purchases of other investments	-	(36,400)
Proceeds from sale of other investments	27,500	-
Net change in loans	7,667,912	(1,172,927)
Purchases of premises and equipment	(73,384)	(655,571)

Net cash provided (used) by investing activities	10,032,854	(1,453,700)

Cash flows from financing activities:
Net change in deposits	1,503,373	(3,414,863)
Net change in securities sold under repurchase agreements	(190,001)	(177,291)
Dividends paid	(1,034,787)	(1,124,769)

Net cash provided (used) by financing activities	278,585	(4,716,923)

Net increase (decrease) in cash and cash equivalents	10,046,159	(5,302,057)

Cash and cash equivalents at beginning of period	20,889,937	15,077,988

Cash and cash equivalents at end of period	$30,936,096	9,775,931

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Supplemental cash flow information:
Cash paid for interest	$2,526,969	$2,709,396
Cash paid for taxes	$5,000	$5,000

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$155,920	$-
Change in net unrealized losses on investment securities
available for sale, net of taxes	$404,733	$27,369
Change in dividends payable	$1,034,787	$1,124,769

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

Operating results for the three -month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2007.

Critical Accounting Policies

The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Some of the Corporation’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Corporation’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 10-KSB for the year ended December 31, 2007.

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

(3)           Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2008	2007

Balance at beginning of year	$3,335,825	3,080,661
Amounts charged off	(39,430)	(12,590)
Recoveries on amounts previously charged off	8,490	9,981
Provision for loan losses	57,600	80,000

Balance at March 31	$3,362,485	3,158,052

(4)           Fair Value Measurements

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The definition of fair value in SFAS 157 retains the notion of exchange price; however, it focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (an entry price). Under the Statement, a fair value measure should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, SFAS 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets (Level 1), inputs other than quoted prices that are directly or indirectly observable for the asset or liability (Level 2) and unobservable data (Level 3). The Statement does not expand the use of fair value accounting in any new circumstances.

On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157. This FSP permits delayed application of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  The Corporation has elected to delay application of the provisions of SFAS 157 to nonfinancial assets and liabilities under FSP SFAS 157-2.  Since the Corporation has elected to delay application of the provisions of SFAS 157 to nonfinancial assets and liabilities in scope of this FSP, the information disclosed below does not consider the impact that SFAS 157 would have on such nonfinancial assets and liabilities.

The Corporation’s adoption of SFAS 157 did not have an impact on the Corporation’s financial statements.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use various valuation techniques to determine fair value, including market, income and cost approaches. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that an entity has the ability to access as of the measurement date, or observable inputs.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When that occurs, we classify the fair value hierarchy on the lowest level of input that is significant to the fair value measurement. We used the following methods and significant assumptions to estimate fair value.

Securities: The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy.

Impaired Loans: Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Fair value is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value of the collateral may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non-real estate collateral loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements. Impaired loans are evaluated quarterly for additional impairment.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
		(in thousands)
Description	March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities Available for Sale	$89,724	$-	$89,724	$-

Loans Available for Sale	1,542	-	-	1,542

Other Real Estate Owned	156	-	169	-

Impaired Loans	3,719	-	-	3,719

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

Financial Condition

Total assets at March 31, 2008 were $322,332,000, representing a $1,019,000 (0.32%) increase from December 31, 2007.  Loans decreased $7,699,000 (3.85%), primarily due to decreases in outstanding balances of real estate  loans of $10,257,000, offset by an increase in lines of credit loans of $2,287,000.  The decrease in real estate loans is primarily due to pay-offs of three commercial real estate loans totaling $7,743,000 during the first three months of 2008.  Two of the loans were participation loans that were purchased from another financial institution.  The loans were purchased back by the originating institution due to an increase in that institution’s legal lending limit.  In addition, the overall slowdown within the housing market has had a negative effect on demand for new construction and development loans.  Deposits increased $1,503,000 (0.52%) from December 31, 2007.  The increase in deposits is primarily attributable to increases in interest-bearing checking account balances of  $3,050,000, offset by a decrease in money market account balances of $1,515,000 as compared to December 31, 2007 balances.  Investment securities decreased $1,710,000 (1.87%) as compared to December 31, 2007.  The allowance for loan losses at March 31, 2008 was $3,362,000, compared to the December 31, 2007 balance of $3,336,000, representing 1.75% of total loans at March 31, 2008, compared to 1.67% of total loans at December 31, 2007. Cash and cash equivalents increased $10,046,000 from December 31, 2007.  Total stockholders’ equity at March 31, 2008 of $30,194,000 increased $860,000 (2.93%) from December 31, 2007.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $10,949,000 at March 31, 2008, representing an increase of $1,892,000 (20.89%) from December 31, 2007.  This increase is attributable to increases of $1,441,000 in nonaccrual loans, $236,000 in loans ninety days or more past due, $156,000 in other real estate owned, and $59,000 in repossessed collateral.  Total nonperforming assets were 5.70% of total loans at March 31, 2008, compared to 4.53% at December 31, 2007.  Nonperforming assets represented 3.40% of total assets at March 31, 2008, compared to 2.82% of total assets at December 31, 2007.  Nonaccrual loans represented 5.46% of total loans outstanding at March 31, 2008, compared to 4.53% of total loans outstanding at December 31, 2007.  Nonaccrual loans increased primarily as a result of five loans totaling $1,774,000 being placed on nonaccrual status during the first quarter of 2008.  Four of these loans were construction loans secured by speculative houses and the other was a residential real estate development loan. All five of the loans were guaranteed by a common guarantor.  There were no related party loans which were considered to be nonperforming at March 31, 2008.  A summary of non-performing assets at March 31, 2008 and 2007 is presented in the following table.

	March 31,
	2008	2007
Other real estate	$155,921	739,777
Repossessions	58,895	0
Non-accrual loans	10,497,196	1,316,208
Accruing loans 90 days or more past due	236,523	7,127

At March 31, 2008, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry.  As of March 31, 2008, the Corporation had total commitments for construction and development loans of $60,799,000, of which $49,510,000 was funded and outstanding.  The local housing industry has slowed considerably over the past 12 to 18 months, as has occurred at the state and national level.  New loan requests have been down as compared to prior periods due to this slowdown.  The immediate challenge for the Bank is to finance builders and developers with the financial strength to deal with the current weaker demand, while working with financially weaker builders in an attempt to help them work through this economic downturn.

Total commitment amounts for hotel and motel loans were $21,695,000 at March 31, 2008, of which $21,592,000 was funded and outstanding.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.

Results of Operations

Net interest income decreased $601,000 (20.25%) in the first three months of 2008 compared to the same  period for 2007 as a result of a decline in the interest rate spread and a decrease in loans outstanding.  The Bank’s net interest margin for the first three months of 2008 was 3.27%, compared to 3.92% for the same time period during 2007.  Yield on interest earning assets for the three-month period ending March 31, 2008 was 6.47%, compared to 7.44% for the three-month period ending March 31, 2007.  Average rate paid on interest bearing liabilities was 3.80% for the three months ending March 31, 2008, compared to 4.14% for the same period during 2007.  The primary reasons for the changes in yield on interest earning assets are a shift in interest earning assets from loans to investments and Federal Funds sold and a lower interest rate environment in the first three months of 2008 as compared to the same time period in 2007.    The reduction in the average rate paid on interest bearing liabilities is a result of the lower interest rate environment in 2008.  Over the 12-month period from March 31, 2007 to March 31, 2008, the prime rate dropped from 8.25% to 5.25%.  Because the Bank was in an asset sensitive position, this had a negative impact on net interest income.  The margin compression is primarily related or our inability to reprice deposits as quickly as loans due to competition for deposits in our markets.

Interest income for the first three months of 2008 was $4,801,000, representing a decrease of $938,000 (16.34%) as compared to the same period in 2007.  Interest expense for the first three months of 2008 decreased $337,000 (12.16%) compared to the same period in 2007.  The decrease in interest income during the first three months of 2008 compared to the same period in 2007 is primarily attributable to a lower average level of interest-bearing assets at lower interest rate levels in 2008 as compared to 2007.  Year-to-date average interest earning assets were $21,316,000 lower during the first quarter of 2008 as compared to 2007.  This is primarily due to a reduction in average loans of $20,328,000 and an increase in average nonaccrual loans of $8,664,000, offset by an increase in average federal funds sold of $12,102,000.  The decrease in interest expense is primarily attributable to a lower interest rate environment for deposits.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the three months ended March 31, 2008, the provision for loan losses was $57,600, compared to $80,000 for the same period in 2007. The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first three months of 2008 increased $87,000 (13.77%) compared to the first three months of 2007.  This increase is primarily attributable to increases in insufficient funds service charges of $36,000 and an increase in commissions on investment sales of $22,000.

Other expenses for the first three months of 2008 increased $18,000 (0.75%) compared to the first three months in 2007. The increase is primarily attributable to a $24,000 increase in outside service fees and a $21,000 increase in loan collection expenses, offset by a reduction of $26,000 in salaries and benefits expense.

The Bank’s effective tax rate was 21% and 27% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the effective tax rate in 2008 is due to a reduction in the state income tax percentage as a result of the Bank’s credit for Georgia Financial Institutions Business Occupation Tax exceeding the Bank’s projected state income tax liability for 2008.

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

At March 31, 2008, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $25,559,000, indicating that the Bank was asset sensitive.  Rate shock data show that the Bank’s net interest income would increase $225,000 on an annual basis if rates increased 100 basis points, and would decrease $199,000 on an annual basis if rates fell 100 basis points.

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

The Corporation monitors its liquidity position monthly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase.  At March 31, 2008, the Corporation’s liquidity ratio was 31.2%.  This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed.  Presently, the Corporation has arrangements with two commercial banks for short term unsecured advances up to $7,000,000, none of which were outstanding at March 31, 2008.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at March 31, 2008.

During the first three months of 2008, cash and cash equivalents increased $10,046,000 to a total of $30,936,000 at March 31, 2008.  Cash outflows from operations totaled $265,000 during the first three months of 2008, while inflows from financing activities totaled $279,000, most of which were net deposit increases of $1,503,000, offset by cash dividends paid of $1,035,000.

Investing activities provided $10,033,000 of cash and cash equivalents, consisting primarily of net decreases in loans totaling $7,668,000 and proceeds from calls, maturities and paydowns of investment securities of $15,980,000, offset by purchases of investment securities of $13,569,000.  At March 31, 2008, the Bank had $89,724,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments.  At March 31, 2008, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $32,186,000 and $803,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at March 31, 2008, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at March 31, 2008 and therefore only the Bank’s ratios are presented.  The Bank was considered “well-capitalized” at March 31, 2008.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	13.4%
Tier 1 Capital minimum requirement	4.0%

Excess	9.4%

Total Capital, Actual	14.6%
Total Capital minimum requirement	8.0%

Excess	6.6%

Leverage Ratio

Tier 1 Capital to adjusted total assets	9.1%
Minimum leverage requirement	3.0%

Excess	6.1%

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

Not applicable because the registrant is a smaller reporting company.

Item 4.  Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of March 31, 2008.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 1A.   Risk Factors

Not applicable because the registrant is a smaller reporting company.

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

Date:    May 15, 2008

By: /s/ Jerry K. Wages
       Jerry K. Wages, Sr. Executive Vice President and CFO

Date:    May 15, 2008

By: /s/ Steven A. Rogers
       Steven A. Rogers
       Vice President and Controller
       (Principal Accounting Officer)

Date:    May 15, 2008