Form 10-Q
period 2008-06-30
OCONEE FINANCIAL CORP
filed 2008-08-14
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 899,815 shares of Common Stock, par value $2.00, outstanding as of August 13, 2008.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	June 30, 2008 (unaudited)	December 31, 2007
Assets

Cash and due from banks, including reserve requirements of $25,000	$9,906,692	5,365,937
Federal funds sold	18,044,000	15,524,000

Cash and cash equivalents	27,950,692	20,889,937

Investment securities available for sale	81,638,019	91,434,194
Other investments	679,229	706,729
Mortgage loans held for sale	3,578,110	1,063,183

Loans, net of allowance for loan losses of $3,496,562 and $3,335,825	186,747,700	196,495,440

Premises and equipment, net	7,184,820	7,394,096
Accrued interest receivable and other assets	3,953,352	3,329,403

Total assets	$311,731,922	321,312,982

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$31,789,678	31,544,102
Interest-bearing	246,271,031	254,980,466

Total deposits	278,060,709	286,524,568

Securities sold under repurchase agreements	3,436,467	3,156,300
Accrued interest payable and other liabilities	1,078,101	2,297,382

Total liabilities	282,575,277	291,978,250

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	23,630,983	22,927,131
Accumulated other comprehensive income (loss)	(517,300)	364,639

Total stockholders’ equity	29,156,645	29,334,732

Total liabilities and stockholders’ equity	$311,731,922	321,312,982

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months and the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Interest Income:
Loans	$2,870,703	4,507,037	6,336,969	8,978,897
Investment securities:
Tax exempt	216,313	219,270	451,927	473,548
Taxable	949,739	919,365	1,893,974	1,850,794
Federal funds sold and other	74,047	125,926	229,409	207,884
Total interest income	4,110,802	5,771,598	8,912,279	11,511,123

Interest Expense:
Deposits	2,050,375	2,766,009	4,472,631	5,524,442
Other	16,638	19,375	30,639	34,574
Total interest expense	2,067,013	2,785,384	4,503,270	5,559,016

Net interest income	2,043,789	2,986,214	4,409,009	5,952,107

Provision for loan losses	172,400	-	230,000	80,000

Net interest income after provision for loan losses	1,871,389	2,986,214	4,179,009	5,872,107

Other Income:

Service charges on deposit accounts	381,794	409,543	751,889	745,371
Mortgage origination fees	81,458	131,099	159,173	217,655
Securities gains, net	197,264	-	197,264	-
Other operating income	198,929	221,129	469,800	430,437
Total other income	859,445	761,771	1,578,126	1,393,463

Other Expense:
Salaries and other personnel expense	1,442,392	1,436,834	2,926,098	2,946,681
Net occupancy and equipment expense	345,678	391,378	699,311	764,955
Other operating expense	680,836	575,907	1,293,679	1,124,483
Total other expense	2,468,906	2,404,119	4,919,088	4,836,119

Earnings before income taxes	261,928	1,343,866	838,047	2.429.451

Income taxes	12,925	407,719	134,195	703,728

Net earnings	$249,003	936,147	703,852	1,725,723

Earnings per common share based on average outstanding
shares of 899,815	$0.28	1.04	0.78	1.92

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months and the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007

Net earnings	$249,003	936,147	703,852	1,725,723

Other comprehensive loss, net of taxes:
Unrealized losses on securities available for sale:
Holding losses arising during period, net of
benefit of ($712,386), ($628,224),
($464,745), and ($611,479)	(1,164,289)	(1,026,739)	(759,556)	(999,370)

Reclassification adjustments for gains included in net
earnings, net of tax of $74,881, $0, $74,881 and $0	(122,383)	-	(122,383)	-

Total other comprehensive loss	(1,286,672)	(1,026,739)	(881,939)	(999,370)

Comprehensive income (loss)	$(1,037,669)	(90,592)	(178,087)	726,353

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net earnings	$703,852	1,725,723
Adjustments to reconcile net earnings to net
cash (used) provided by operating activities:
Provision for loan losses	230,000	80,000
Depreciation, amortization and accretion	315,560	302,274
Gains on sales of securities	(197,264)	-
Change in assets and liabilities:
Interest receivable and other assets	(241,628)	378,029
Interest payable and other liabilities	(184,494)	238,702
Mortgage loans held for sale	(2,514,927)	164,103

Net cash (used in) provided by operating activities	(1,888,901)	2,888,831

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	7,320,481	-
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	22,362,201	5,939,664
Purchases of investment securities available for sale	(21,066,435)	(4,910,511)
Purchases of other investments	-	(36,400)
Proceeds from sale of other investments	27,500	-
Net change in loans	9,517,740	7,387,192
Purchases of premises and equipment	(150,658)	(843,140)
Proceeds from sales of other real estate	157,306	-

Net cash provided by investing activities	18,168,135	7,536,805

Cash flows from financing activities:
Net change in deposits	(8,463,859)	(2,030,183)
Net change in securities sold under repurchase agreements	280,167	969,510
Dividends paid	(1,034,787)	(1,124,769)

Net cash used in financing activities	(9,218,479)	(2,185,442)

Net increase in cash and cash equivalents	7,060,755	8,240,194

Cash and cash equivalents at beginning of period	20,889,937	15,077,988

Cash and cash equivalents at end of period	$27,950,692	23,318,182

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Supplemental cash flow information:
Cash paid for interest	$4,728,526	$5,429,205
Cash paid for taxes	$167,500	$407,000

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$155,920	$-
Change in net unrealized losses on investment securities
available for sale, net of taxes	$(881,939)	$(999,370)

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

Operating results for the three –month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2007.

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

(3)           Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Six Months Ended June 30,
	2008	2007

Balance at beginning of year	$3,335,825	3,080,661
Amounts charged off	(85,141)	(89,894)
Recoveries on amounts previously charged off	15,878	19,374
Provision for loan losses	230,000	80,000

Balance at June 30	$3,496,562	3,090,141

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
		(in thousands)
Description	June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities Available for Sale	$81,638	$-	$81,638	$-

Loans Available for Sale	3,578	-	-	3,578

Other Real Estate Owned	-	-	-	-

Impaired Loans	14,507	-	-	14,507

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

Financial Condition

Total assets at June 30, 2008 were $311,732,000, representing a $9,581,000 (2.98%) decrease from December 31, 2007.  Loans decreased $9,587,000 (4.80%), primarily due to decreases in outstanding balances of real estate  loans of $10,189,000 and construction loans of $3,223,000, offset by an increase in lines of credit loans of $3,385,000.  The decrease in real estate loans is primarily due to pay-offs of three commercial real estate loans totaling $7,743,000 during the first six months of 2008.  Two of the loans were participation loans that were purchased from another financial institution.  The loans were purchased back by the originating institution due to an increase in that institution’s legal lending limit.  In addition, the overall slowdown within the housing market has had a negative effect on demand for new construction and development loans.  Deposits decreased $8,464,000 (2.95%) from December 31, 2007.  The decrease in deposits is primarily attributable to decreases in time deposits of $9,449,000 as compared to December 31, 2007 balances.  Investment securities decreased $9,796,000 (10.71%) as compared to December 31, 2007.  The allowance for loan losses at June 30, 2008 was $3,497,000, compared to the December 31, 2007 balance of $3,336,000, representing 1.84% of total loans at June 30, 2008, compared to 1.67% of total loans at December 31, 2007. Cash and cash equivalents increased $7,061,000 from December 31, 2007.  Total stockholders’ equity at June 30, 2008 of $29,157,000 decreased $178,000 (0.61%) from December 31, 2007 due to a decrease in accumulated other comprehensive income of $882,000, offset by net income of $704,000.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $16,309,000 at June 30, 2008, representing an increase of $7,252,000 (80.07%) from December 31, 2007.  This increase is primarily attributable to an increase of $7,230,000 in nonaccrual loans.  Total nonperforming assets were 8.57% of total loans at June 30, 2008, compared to 4.53% at December 31, 2007.  Nonperforming assets represented 5.23% of total assets at June 30, 2008, compared to 2.82% of total assets at December 31, 2007.  Nonaccrual loans represented 8.56% of total loans outstanding at June 30, 2008, compared to 4.53% of total loans outstanding at December 31, 2007.  Nonaccrual loans increased primarily as a result of three residential development loans totaling $6,599,000 being placed on nonaccrual status during the first two quarters of 2008.  Subsequent to June 30, 2008, a development loan with an outstanding balance of $3,720,000 became past due greter than 90 days.  In accordance with its loan policy, the Bank placed the loan on nonaccrual status.  In conjunction with the reclassification to nonaccrual status, approximately $140,000 of accrued interest wasd reversed from interest income.  There were no related party loans which were considered to be nonperforming at June 30, 2008.  A summary of non-performing assets at June 30, 2008, December 31, 2007 and June 30, 2007 is presented in the following table (dollars are in thousands).

	June 30, 2008	December 31, 2007	June 30, 2007
Other real estate	$-	-	740
Repossessions	6	-	-
Non-accrual loans	16,287	9,057	1,213
Accruing loans 90 days or more past due	16	-	124

At June 30, 2008, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry.  As of June 30, 2008, the Corporation had total commitments for construction and development loans of $59,450,000, of which $46,302,000 was funded and outstanding.  The local housing industry has slowed considerably over the past 12 to 18 months, as has occurred at the state and national level.  New loan requests have been down as compared to prior periods due to this slowdown.  The immediate challenge for the Bank is to finance builders and developers with the financial strength to deal with the current weaker demand, while working with financially weaker builders in an attempt to help them work through this economic downturn.

Total commitment amounts for hotel and motel loans were $23,021,000 at June 30, 2008, of which $21,655,000 was funded and outstanding.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.

Results of Operations

Net interest income decreased $1,543,000 (25.92%) in the first six months of 2008 compared to the same  period for 2007 as a result of a decline in the interest rate spread and a decrease in average interest-earning assets.  The Bank’s net interest margin for the first six months of 2008 was 3.09%, compared to 3.92% for the same time period during 2007.  Yield on interest earning assets for the six-month period ending June 30, 2008 was 6.09%, compared to 7.44% for the six-month period ending June 30, 2007.  Average rate paid on interest bearing liabilities was 3.00% for the six months ending June 30, 2008, compared to 4.15% for the same period during 2007.  The primary reasons for the changes in yield on interest earning assets are a shift in interest earning assets from loans to investments and Federal Funds sold and a lower interest rate environment in the first six months of 2008 as compared to the same time period in 2007.    The reduction in the average rate paid on interest bearing liabilities is a result of the lower interest rate environment in 2008 as well as a decrease in deposits during 2008.  Over the 12-month period from June 30, 2007 to June 30, 2008, the prime rate dropped from 8.25% to 5.00%.  Because the Bank was in an asset sensitive position, this had a negative impact on net interest income.  The margin compression is primarily related or our inability to reprice deposits as quickly as loans due to competition for deposits in our markets.

Interest income for the first six months of 2008 was $8,912,000, representing a decrease of $2,599,000 (22.58%) as compared to the same period in 2007.  Interest expense for the first six months of 2008 decreased $1,056,000 (19.00%) compared to the same period in 2007.  The decrease in interest income during the first six months of 2008 compared to the same period in 2007 is primarily attributable to a lower average level of interest-earning assets at lower interest rate levels in 2008 as compared to 2007.  Year-to-date average interest earning assets were $26,325,000 lower during the first half of 2008 as compared to 2007.  This is primarily due to a reduction in average interest-earning loans of $32,553,000 and an increase in average nonaccrual loans of $10,935,000, offset by an increase in average federal funds sold of $7,904,000.  The decrease in interest expense is primarily attributable to a lower interest rate environment for deposits.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the six months ended June 30, 2008, the provision for loan losses was $230,000, compared to $80,000 for the same period in 2007. The provision for loan losses increased in 2008 as compared to 2007 as a result of a higher level of non-perfoming assets in 2008 as compared to 2007.  The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first six months of 2008 increased $185,000 (13.25%) compared to the first six months of 2007.  This increase is primarily attributable to gains on sales of investment securities of $197,000 during the second quarter of 2008.

Other expenses for the first six months of 2008 increased $83,000 (1.72%) compared to the first six months in 2007. The increase is primarily attributable to a $130,000 increase in advertising and public relations expense, offset by a reduction of $66,000 in occupancy expense.

The Bank’s effective tax rate was 16% and 29% for the six months ended June 30, 2008 and 2007, respectively. The decrease in the effective tax rate in 2008 is due to a reduction in the state income tax percentage as a result of the Bank’s credit for Georgia Financial Institutions Business Occupation Tax exceeding the Bank’s projected state income tax liability for 2008 and the level of tax exempt interest income as a percentage of taxable income.

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

At June 30, 2008, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $23,553,000, indicating that the Bank was asset sensitive.  Rate shock data show that the Bank’s net interest income would increase $190,000 on an annual basis if rates increased 100 basis points, and would decrease $177,000 on an annual basis if rates fell 100 basis points.

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

The Corporation monitors its liquidity position monthly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase.  At June 30, 2008, the Corporation’s liquidity ratio was 29.3%.  This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed.  Presently, the Corporation has arrangements with two commercial banks for short term unsecured advances up to $7,000,000, none of which were outstanding at June 30, 2008.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at June 30, 2008.

During the first six months of 2008, cash and cash equivalents increased $7,061,000 to a total of $27,951,000 at June 30, 2008.  Cash outflows from operations totaled $1,889,000 during the first six months of 2008, while ouflows from financing activities totaled $9,218,000, comprised primarily of net deposit decreases of $8,464,000 and cash dividends paid of $1,034,000, offset by decreases of $280,000 in securities sold under repurchase agreements.

Investing activities provided $18,168,000 of cash and cash equivalents, consisting primarily of net decreases in loans totaling $9,518,000 and proceeds from sales, calls, maturities and paydowns of investment securities of $29,683,000, offset by purchases of investment securities of $21,066,000.  At June 30, 2008, the Bank had $81,638,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments.  At June 30, 2008, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $33,459,000 and $973,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at June 30, 2008, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at June 30, 2008 and therefore only the Bank’s ratios are presented.  The Bank was considered “well-capitalized” at June 30, 2008.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	13.7%
Tier 1 Capital minimum requirement	4.0%

Excess	9.7%

Total Capital, Actual	15.0%
Total Capital minimum requirement	8.0%

Excess	7.0%

Leverage Ratio

Tier 1 Capital to adjusted total assets	9.5%
Minimum leverage requirement	3.0%

Excess	6.5%

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

Not applicable because the registrant is a smaller reporting company.

Item 4.  Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of June 30, 2008.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable because the registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Oconee Financial Corporation’s annual meeting of stockholders was held on May 5, 2008.

(b)	The following is a summary of matters submitted to a vote of security holders:

1.               The election * of the following directors to serve the current year term:

G. Robert Bishop	Carl R. Nichols
Jimmy L. Christopher	Ann B. Powers
Douglas D. Dickens	Jerry K. Wages
John A. Hale	Virginia S. Wells
B. Amrey Harden	Tom F. Wilson
Henry C. Maxey

A tabulation of votes concerning the above issue is as follows:

Shares voted in favor	698,853
Shares voted in person against	0
Shares abstained from voting	0

Total shares represented	698,853
Total shares outstanding	899,815

* Directors were elected by slate, not individually. Vote tabulation is therefore by slate.

Item 5.  Other Information

None

Item 6.    Exhibits

(a)	Exhibits
	31.1	Certification by B. Amrey Harden, CEO and President of the Corporation, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by Steven A. Rogers, Vice President and Chief Financial Officer of the Corporation, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          OCONEE FINANCIAL CORPORATION

By:  /s/ B. Amrey Harden, President
       B. Amrey Harden, President and CEO
       (Principal Executive Officer)

Date:    August 14, 2008

By:   /s/   Steven A. Rogers
       Steven A. Rogers, Vice President and CFO

Date:    August 14, 2008