Form 10-Q
period 2008-09-30
OCONEE FINANCIAL CORP
filed 2008-11-14
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 899,815 shares of Common Stock, par value $2.00, outstanding as of November 13, 2008.

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	11

	Consolidated Statements of Earnings (unaudited) for the Three Months and the Nine Months Ended September 30, 2008 and 2007	2

	Consolidated Statements of Comprehensive Income (unaudited) for the Three Months and the Nine Months Ended September 30, 2008 and 2007	3

	Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

	September 30, 2008 (unaudited)	December 31, 2007
Assets

Cash and due from banks, including reserve requirements of $25,000	$5,501,220	5,365,937
Federal funds sold	18,016,000	15,524,000

Cash and cash equivalents	23,517,220	20,889,937

Investment securities available for sale	79,231,645	91,434,194
Other investments	679,229	706,729
Mortgage loans held for sale	526,196	1,063,183

Loans, net of allowance for loan losses of $3,832,581 and $3,335,825	194,169,537	196,495,440

Premises and equipment, net	7,047,620	7,394,096
Accrued interest receivable and other assets	3,584,530	3,329,403

Total assets	$308,755,977	321,312,982

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$29,565,605	31,544,102
Interest-bearing	236,533,994	254,980,466

Total deposits	266,099,599	286,524,568

Securities sold under repurchase agreements	11,960,085	3,156,300
Accrued interest payable and other liabilities	715,257	2,297,382

Total liabilities	278,774,941	291,978,250

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	23,870,183	22,927,131
Accumulated other comprehensive income	67,891	364,639

Total stockholders’ equity	29,981,036	29,334,732

Total liabilities and stockholders’ equity	$308,755,977	321,312,982

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months and the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Interest Income:
Loans	$2,751,772	4,306,863	9,088,741	13,285,760
Investment securities:
Tax exempt	197,037	239,446	648,964	712,994
Taxable	867,770	999,993	2,761,744	2,850,787
Federal funds sold and other	48,431	181,707	277,840	389,591
Total interest income	3,865,010	5,728,009	12,777,289	17,239,132

Interest Expense:
Deposits	1,728,579	2,807,179	6,201,210	8,331,621
Other	72,746	21,192	103,385	55,766
Total interest expense	1,801,325	2,828,371	6,304,595	8,387,387

Net interest income	2,063,685	2,899,638	6,472,694	8,851,745

Provision for loan losses	368,000	-	598,000	80,000

Net interest income after provision for loan losses	1,695,685	2,899,638	5,874,694	8,771,745

Other Income:

Service charges on deposit accounts	398,774	384,017	1,150,663	1,129,388
Mortgage origination fees	104,205	113,210	263,378	330,865
Securities gains, net	-	-	197,264	-
Losses on sales of other real estate owned	-	(25,758)	-	(25,758)
Other operating income	200,904	186,695	670,704	617,132
Total other income	703,883	658,164	2,282,009	2,051,627

Other Expense:
Salaries and other personnel expense	1,087,865	1,420,778	4,013,963	4,367,459
Net occupancy and equipment expense	340,017	390,348	1,039,328	1,155,303
Other operating expense	707,782	481,534	2,001,461	1,606,017
Total other expense	2,135,664	2,292,660	7,054,752	7,128,779

Earnings before income taxes	263,904	1,265,142	1,101,951	3,694,593

Income taxes	24,705	371,928	158,900	1,075,656

Net earnings	$239,199	893,214	943,051	2,618,937

Earnings per common share based on average outstanding
shares of 899,815	$0.27	0.99	1.05	2.91

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007

Net earnings	$239,199	893,214	943,051	2,618,937

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax
(benefit) of $358,057, $639,276,
($106,688), and $27,798	585,191	1,044,802	(174,365)	45,432

Reclassification adjustments for gains included in net
earnings, net of tax of $0, $0, $74,881 and $0	-	-	(122,383)	-

Total other comprehensive income (loss)	585,191	1,044,802	(296,748)	45,432

Comprehensive income	$824,390	1,938,016	646,303	2,664,369

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net earnings	$943,051	2,618,937
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	598,000	80,000
Depreciation, amortization and accretion	496,168	475,844
Gains on sales of securities	(197,264)	-
Loss on sales of other real estate owned	-	25,758
Change in assets and liabilities:
Interest receivable and other assets	(230,863)	129,246
Interest payable and other liabilities	(547,338)	110,792
Mortgage loans held for sale	536,987	1,242,000

Net cash provided by operating activities	1,598,741	4,682,577

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	7,320,481	-
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	27,205,789	7,525,195
Purchases of investment securities available for sale	(22,566,435)	(13,431,167)
Purchases of other investments	-	(36,400)
Proceeds from sale of other investments	27,500	-
Net change in loans	1,727,903	17,249,843
Purchases of premises and equipment	(188,031)	(1,505,397)
Proceeds from sales of other real estate	157,306	714,018

Net cash provided by investing activities	13,684,513	10,516,092

Cash flows from financing activities:
Net change in deposits	(20,424,969)	(9,119,964)
Net change in securities sold under repurchase agreements	8,803,785	753,320
Dividends paid	(1,034,787)	(1,124,769)

Net cash used in financing activities	(12,655,971)	(9,491,413)

Net increase in cash and cash equivalents	2,627,283	5,707,256

Cash and cash equivalents at beginning of period	20,889,937	15,077,988

Cash and cash equivalents at end of period	$23,517,220	20,785,244

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Supplemental cash flow information:
Cash paid for interest	$6,724,678	$8,321,531
Cash paid for taxes	$281,500	$786,500

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$319,770	$-
Change in net unrealized gains (losses) on investment securities
available for sale, net of taxes	$(296,748)	$45,432
Change in dividends payable	$1,034,787	$1,124,769

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

Operating results for the three –month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-KSB for the year ended December 31, 2007.

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

(3)           Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Nine Months Ended September 30,
	2008	2007

Balance at beginning of year	$3,335,825	3,080,661
Amounts charged off	(125,828)	(115,443)
Recoveries on amounts previously charged off	24,584	32,853
Provision for loan losses	598,000	80,000

Balance at September 30	$3,832,581	3,078,071

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
		(in thousands)
Description	September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities Available for Sale	$79,232	$-	$79,232	$-

Loans Available for Sale	526	-	-	526

Other Real Estate Owned	150	-	-	150

Impaired Loans	17,866	-	-	17,866

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

Financial Condition

Total assets at September 30, 2008 were $308,756,000, representing a $12,557,000 (3.91%) decrease from December 31, 2007.  Investment securities decreased $12,202,000 as compared to December 31, 2007, primarily as a result of sales, calls and maturities of investment securities that were not replaced in the investment security portfolio.  The securities were not replaced as part of a liquidity strategy employed by the bank to reduce deposits and provide liquidity through run-off within the investment security portfolio.  Loans decreased $1,829,000 (0.92%) at September 30, 2008 as compared to December 31, 2007.  Deposits decreased $20,425,000 (7.13%) from December 31, 2007.  The decrease in deposits is primarily attributable to decreases in money market accounts of $6,809,000, interest-bearing checking accounts of $6,327,000, and time deposits of $4,591,000 as compared to December 31, 2007 balances.  The decrease in money market accounts is due to a customer shifting $7,201,000 from a money market account into a repurchase agreement account.  The reduction in time deposits is a result of a decision by management to allow some run-off in this area of higher-interest deposits in an effort to reduce interest expense.  Investment securities decreased $12,202,000 (13.35%) as compared to December 31, 2007.  The allowance for loan losses at September 30, 2008 was $3,833,000, compared to the December 31, 2007 balance of $3,336,000, representing 1.94% of total loans at September 30, 2008, compared to 1.67% of total loans at December 31, 2007. Cash and cash equivalents increased $2,627,000 from December 31, 2007.  Total stockholders’ equity at September 30, 2008 of $29,981,000 increased $646,000 (2.20%) from December 31, 2007.

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $19,816,000 at September 30, 2008, representing an increase of $10,759,000 (118.79%) from December 31, 2007.  This increase is primarily attributable to an increase of $10,599,000 in nonaccrual loans as the Bank has had deterioration in its residential construction and development portfolios resulting from the deteriorating housing market.  Total nonperforming assets were 10.01% of total loans at September 30, 2008, compared to 4.53% at December 31, 2007.  Nonperforming assets represented 6.42% of total assets at September 30, 2008, compared to 2.82% of total assets at December 31, 2007.  Nonaccrual loans represented 9.93% of total loans outstanding at September 30, 2008, compared to 4.53% of total loans outstanding at December 31, 2007.  Nonaccrual loans increased primarily as a result of four residential development loans totaling $10,281,000 being placed on nonaccrual status during the first three quarters of 2008.  There were no related party loans which were considered to be nonperforming at September 30, 2008.  A summary of non-performing assets at September 30, 2008, December 31, 2007 and September 30, 2007 is presented in the following table (dollars are in thousands).

	September 30, 2008	December 31, 2007	September 30, 2007
Other real estate	$150	-	-
Repossessions	4	-	4
Non-accrual loans	19,656	9,057	1,464
Accruing loans 90 days or more past due	6	-	1

During the third quarter 2008, the Bank formed Putters, Inc., a subsidiary corporation for the purpose of holding large tracts of land that are foreclosed upon by the Bank.  This subsidiary was set up to limit the Bank’s liability on the development and sales of other real estate that would fall into this category.  In October 2008, Putters, Inc. purchased a foreclosed residential subdivision that was financed by the Bank.  The carrying value of this real estate is $1,090,000.  It is the intention of the Corporation to handle future foreclosures of development loans in a similar manner.  In addition, during October 2008, the Bank moved an additional $3,991,000 in loans to nonaccrual status as a result of information that the Bank became aware of subsequent to the end of the third quarter 2008.  The loans that were moved to nonaccrual included a $3,016,000 loan secured by a hotel that was reclassified as a result of the operations of the hotel not providing adequate cash flow to cover the payments required by the loan agreement.

At September 30, 2008, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry.  As of September 30, 2008, the Corporation had total commitments for construction and development loans of $54,337,000, of which $44,919,000 was funded and outstanding.  The local housing industry has slowed considerably over the past 12 to 18 months, as has occurred at the state and national level.  New loan requests have been down as compared to prior periods due to this slowdown.  The immediate challenge for the Bank is to finance builders and developers with the financial strength to deal with the current weaker demand, while working with financially weaker builders in an attempt to help them work through this economic downturn.

Total commitment amounts for hotel and motel loans were $22,429,000 at September 30, 2008, of which $21,830,000 was funded and outstanding.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.

Results of Operations

Net interest income decreased $2,379,000 (26.88%) in the first nine months of 2008 compared to the same  period for 2007 as a result of a decline in the interest rate spread and a decrease in average interest-earning assets.  The Bank’s net interest margin for the first nine months of 2008 was 3.07%, compared to 3.87% for the same time period during 2007.  Yield on interest earning assets for the nine-month period ending September 30, 2008 was 5.91%, compared to 7.39% for the nine-month period ending September 30, 2007.  Average rate paid on interest bearing liabilities was 2.84% for the nine months ending September 30, 2008, compared to 4.16% for the same period during 2007.  The primary reasons for the changes in yield on interest earning assets are a shift in interest earning assets from loans to investments and Federal Funds sold and a lower interest rate environment in the first nine months of 2008 as compared to the same time period in 2007.  The reduction in the average rate paid on interest bearing liabilities is a result of the lower interest rate environment in 2008.  Over the 12-month period from September 30, 2007 to September 30, 2008, the prime rate dropped from 7.75% to 5.00%.  Because the Bank was in an asset sensitive position, this had a negative impact on net interest income.  The margin compression is primarily due to the lower interest rate environment.  Subsequent to September 30, 2008, the Federal Open Market Committee cut the target fed funds interest rate by a total of 100 basis points.  As a result of these cuts, management expects the spread and interest margin to further compress.

Interest income for the first nine months of 2008 was $12,777,000, representing a decrease of $4,462,000 (25.88%) as compared to the same period in 2007.  Interest expense for the first nine months of 2008 decreased $2,082,000 (24.83%) compared to the same period in 2007.  The decrease in interest income during the first nine months of 2008 compared to the same period in 2007 is primarily attributable to a lower average level of interest-earning assets at lower interest rate levels in 2008 as compared to 2007.  Year-to-date average interest earning assets were $33,496,000 lower during the first nine months of 2008 as compared to 2007.  This is primarily due to a reduction in average interest-earning loans of $30,912,000 and an increase in average nonaccrual loans of $12,681,000, offset by an increase in average federal funds sold of $3,353,000.  The decrease in interest expense is primarily attributable to a lower interest rate environment for deposits, in addition to a lower level of interest-bearing deposits.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the nine months ended September 30, 2008, the provision for loan losses was $598,000, compared to $80,000 for the same period in 2007. The provision for loan losses increased in 2008 as compared to 2007 as a result of a higher level of non-perfoming assets in 2008 as compared to 2007.  The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first nine months of 2008 increased $230,000 (11.21%) compared to the first nine months of 2007.  This increase is primarily attributable to gains on sales of investment securities of $197,000 during the second quarter of 2008.

Other expenses for the first nine months of 2008 decreased $74,000 (1.04%) compared to the first nine months in 2007. The decrease is primarily attributable to reductions of salaries and other personnel expense of $353,000 and occupancy and equipment expense of $116,000, offset by an increase in advertising and marketing expense of $218,000.

The Bank’s effective tax rate was 14% and 29% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the effective tax rate in 2008 is due to a reduction in the state income tax percentage as a result of the Bank’s credit for Georgia Financial Institutions Business Occupation Tax exceeding the Bank’s projected state income tax liability for 2008 and the level of tax exempt interest income as a percentage of taxable income.

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

At September 30, 2008, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the betas, was $15,945,000, indicating that the Bank was asset sensitive.  Rate shock data show that the Bank’s net interest income would increase $179,000 on an annual basis if rates increased 100 basis points, and would decrease $190,000 on an annual basis if rates fell 100 basis points.

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

The Corporation monitors its liquidity position monthly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase.  At September 30, 2008, the Corporation’s liquidity ratio was 27.7%.  This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed.  Presently, the Corporation has arrangements with two commercial banks for short term unsecured advances up to $7,000,000, none of which were outstanding at September 30, 2008.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at September 30, 2008.

During the first nine months of 2008, cash and cash equivalents increased $2,627,000 to a total of $23,517,000 at September 30, 2008.  Cash inflows from operations totaled $1,599,000 during the first nine months of 2008, while ouflows from financing activities totaled $12,656,000, comprised primarily of net deposit decreases of $20,425,000 and cash dividends paid of $1,034,000, offset by increases of $8,804,000 in securities sold under repurchase agreements.

Investing activities provided $13,684,000 of cash and cash equivalents, consisting primarily of net decreases in loans totaling $1,728,000 and proceeds from sales, calls, maturities and paydowns of investment securities of $27,206,000, offset by purchases of investment securities of $22,566,000.  At September 30, 2008, the Bank had $79,232,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments.  At September 30, 2008, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $30,779,000 and $848,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at September 30, 2008, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at September 30, 2008 and therefore only the Bank’s ratios are presented.  The Bank was considered “well-capitalized” at September 30, 2008.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	13.6%
Tier 1 Capital minimum requirement	4.0%

Excess	9.6%

Total Capital, Actual	14.9%
Total Capital minimum requirement	8.0%

Excess	6.9%

Leverage Ratio

Tier 1 Capital to adjusted total assets	10.0%
Minimum leverage requirement	3.0%

Excess	7.0%

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

Not applicable because the registrant is a smaller reporting company.

Item 4.  Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of September 30, 2008.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item1.         Legal Proceedings

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

Date:    November 14, 2008

By:   /s/ Steven A. Rogers
       Steven A. Rogers, Vice President and CFO

Date:    November 14, 2008