Form 10-K
period 2008-12-31
OCONEE FINANCIAL CORP
filed 2009-04-15
CIK 1076691

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-25267

              Oconee Financial Corporation
(Name of Small Business Issuer in its Charter)

Georgia	58-2442250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 North Main Street, Watkinsville, Georgia	30677-0205
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (706) 769-6611.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $2.00 per share	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes               ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes              ☒     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes     ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  As of April 10, 2009:  533,505 shares of common stock with an aggregate value of $14,852,779 (based on approximate book value of the common stock).

As of April 10, 2009, there were issued and outstanding 899,815 shares of common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2009 annual meeting of shareholders are incorporated by reference into Part III.

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

At December 31, 2008, the Bank’s total assets were $308,156,000, compared to $321,313,000 at year-end 2007.  Over the past 5 years, total assets of the Bank have grown by $56,200,000, representing an increase of 22.3%.

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

Deposits

The Bank offers a full range of deposit accounts and services to individuals and businesses.  At December 31, 2008, the Bank’s deposit base totaled $275,038,000 and consisted of the following types of accounts:

	Amount	Percentage
	(In thousands)
Non-interest bearing demand deposits	$27,413	10.0%
Interest-bearing NOW accounts	61,514	22.4%
Money market deposit accounts	9,820	3.6%
Savings deposits	38,012	13.8%
Time deposits of less than $100,000	57,088	20.8%
Time deposits of $100,000 or more	71,244	25.9%
Individual retirement accounts	9,947	3.6%
Total Deposits	$275,038	100.0%

Management of the Bank believes that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans

The Bank makes both secured and unsecured loans to individuals and businesses.  At December 31, 2008, the Bank’s loan portfolio totaled $195,772,000, consisting of the following categories of loans:

	Amount	Percentage
	(In thousands)
Commercial, financial and agricultural	$28,029	14.3%
Real estate – mortgage	105,460	53.9%
Real estate – commercial construction	51,568	26.3%
Real estate – consumer construction	2,897	1.5%
Consumer	7,818	4.0%
Total loans	$195,772	100.0%

The following table shows the amounts and growth for loans, deposits, capital, and total assets at December 31, for the years ended 2003-2008 (dollar amounts are in millions):

	2008	2007	2006	2005	2004	2003	5-Year Growth
Loans	$195.8	$199.8	$217.9	$206.5	$186.1	$171.2	$24.6
Deposits	275.0	286.5	304.0	256.8	231.8	228.6	46.4
Capital	25.8	29.3	26.7	23.7	22.3	20.8	5.0
Total Assets	308.2	321.3	336.5	285.1	256.9	252.0	56.2

The Bank experienced declines in loans, deposits, total assets and capital during 2008.  The primary factor contributing to the decline in loans was a slowdown in the housing and real estate market due to a downturn in the economy.  During 2008, the Bank’s real estate construction loan portfolio decreased $9,613,000, or 15.0%, primarily due to a lack of demand for residential construction as a result of the economic downturn.  The decrease in deposits during 2008 was primarily due to a management decision to lower the balance of outstanding time deposits through lower interest rates in order to better match the Bank’s funding with its loan demand, which slowed during 2008.

As of December 31, 2008, the Bank had concentrations of loans to the housing industry and loans to the hotel and motel industry.  Outstanding construction and development loans, all of which are secured by real estate, totaled $37,315,000, which represented 19.1% of the Bank’s loan portfolio at December 31, 2008.  At year-end 2008, total outstanding balances and commitments for development and construction loans to the housing industry were $44,184,000, which represented 22.6% of the Bank’s total loans and 174.0% of the Bank’s Tier 1 equity capital.   As of December 31, 2008, the Bank's established guideline for this concentration was to be at a balance that represents less thank 425% of Tier 1 equity capital.  Subsequent to December 31, 2008, the Bank lowered its guideline for this concentration to be at a balance that represents less than 250% of Tier 1 equity capital.  The market for residential real estate and development continued to be slow during 2008, primarily in the area of new residential development and speculative housing construction, resulting in a decrease in demand for loans funding this industry.

As of December 31, 2008, total outstanding balances for hotel and motel industry loans were $21,403,000, which represented 10.9% of the Bank’s total loans. At year-end 2008, total outstanding balances and commitments for hotel and motel loans were $21,915,000, which represented 11.2% of the Bank’s total loans and 83.1% of the Bank’s Tier 1 equity capital.  As of December 31, 2008, the Bank's established guideline for this concentration was to be at a balance that represents less thank 200% of Tier 1 equity capital.  Subsequent to December 31, 2008, the Bank lowered its guideline for this concentration to be at a balance that represents less than 100% of Tier 1 equity capital.  Subsequent to December 31, 2008, the Bank took ownership of a motel through foreclosure proceedings.   This motel loan was included in impaired loans as of December 31, 2008.  The Bank continues to own the motel and is currently contracting with a hospitality management group to operate the motel while the Bank is marketing the property for sale.

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

Investment Policy

The Bank’s investment policy provides guidelines for determining permissible investments in the investment portfolio, credit criteria and quality ratings, the desired mix among those investments, and preferred maturity distribution of the portfolio.  The Bank’s objectives concerning its investment portfolio require balancing the Bank’s goals with respect to asset/liability management, profitability, liquidity, pledging, and local community support.  The Bank’s President and CEO, Senior Executive Vice President, Vice President and CFO are authorized to buy and sell securities according to criteria set forth in the investment policy.  Individual transactions, portfolio composition, and performance are reviewed by the Bank’s Investment and Asset/Liability Management Committee and the full Board of Directors of the Bank on a monthly basis.  The investment policy is reviewed annually by the Bank’s Board of Directors.

Generally, all of the Bank’s securities are classified as “Available for Sale”.  As of December 31, 2008, investment securities totaled $79,762,000.

The primary risks in the Bank’s securities portfolio consist of two types:

(1)
Credit risk, or the risk of default of the issuer.  Government-sponsored agency securities comprised 77.1% of the portfolio; the credit risk associated with these securities is primarily limited to the risk of default of the U.S. Government and its agencies.  State, County, and Municipal bonds represent 21.1% of the portfolio with the credit risk limited to the risk of default of the issuing authorities.  Other debt securities comprised 1.8% of the portfolio with the credit risk being the risk of default of the issuer of the debt security.

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

Competition

The Bank competes in Oconee County with seven other commercial banks.  With four full-service banking offices within Oconee County, the Bank is the market leader in Oconee County in terms of assets, deposits, facility locations, and market coverage.

The following table shows deposits by financial institution along with market share in Oconee County for the period ended June 30, 2008 (dollars in thousands):

	Total Deposits	Deposit Market Share
Oconee State Bank	$249,717	41.4%
North Georgia Bank	129,646	21.5%
Athens First Bank & Trust Company	104,504	17.3%
Bank of America, N.A.	52,892	8.8%
Community Bank & Trust	31,287	5.2%
First American Bank & Trust Company	14,798	2.4%
SunTrust Bank	12,864	2.1%
First Georgia Banking Company	7,982	1.3%
Total deposits	$603,690	100.0%

The Bank also competes in Athens-Clark County.  There are sixteen other commercial banks in Athens-Clarke County, five of which have offices in Oconee County.  As of June 30, 2008, the other fourteen banks located in Athens-Clarke County held deposits totaling $2,115,430,000.  The Bank’s physical presence in Athens-Clarke County is limited to one full-service branch and a full-service in-store branch in the East Athens Wal-Mart Supercenter.

In addition, the Bank competes with commercial banks, thrifts, and various other financial institutions and brokerage firms and, to a lesser extent, with credit unions and for loans with insurance companies, small loan or finance companies, and certain governmental agencies.

The business of the Bank is not materially seasonal.  The slowing of the construction and development industry has lessened the effect of the Bank’s seasonal slowdown in the Fall and Winter seasons relating to that industry. Historically, the seasonal slowdown in construction and development has impacted the Bank, but not to the degree that there is an appreciable impact upon the Bank’s Balance Sheet or Statement of Earnings.

Forward Looking Statements

Information provided by Oconee may constitute “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties.  Any statements made in this Annual Report on Form 10-K including any statements incorporated by reference, which are not statements of historical fact, are forward-looking statements.  These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to:

•	the conditions in the financial markets and economic conditions generally;
•	our ability to raise capital;
•	our liquidity;
•	our construction and land development loans;
•	asset quality;
•	the adequacy of the allowance for loan losses;
•	material unforeseen changes in the financial stability and liquidity of Oconee’s credit customers,
•	technology changes, difficulties or failures;
•	the Corporation’s ability to execute its business strategy;
•	the loss of key personnel;
•	economic conditions (both generally in the United States and in the markets where Oconee operates);
•	competition from other providers of financial services;
•	changes in regulation and monetary and fiscal policies and laws, including Federal Reserve interest rate policies;
•	inflation or fluctuation in market conditions;

•	losses due to fraudulent and negligent conduct of customers, service providers and employees;
•	changes in or application of environmental and other laws and regulations to we are subject;
•	political, legal and local economic conditions and developments;
•	financial market conditions and the results of financing efforts;
•	consumer income levels and spending and savings habits changes
•	changes in interest rates;
•	weather, natural disasters and other catastrophic events, and other factors discussed in our other filings with the Securities and Exchange Commission; and
•	Oconee’s ability to manage the foregoing risks and factors; all of which are difficult to predict and which may be beyond the control of Oconee

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

The payment of dividends by Oconee and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2008, no dividends could be declared without regulatory approval due to the net loss incurred for the year ended December 31, 2008.

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

Capital Adequacy.  The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have (1) a minimum level of total capital to risk-weighted assets of 8%; (2) a minimum Tier 1 Capital to risk-weighted assets of 4%; and (3) a minimum shareholders’ equity to risk-weighted assets of 4%.  In addition, the Federal Reserve and the FDIC have established a minimum 4% leverage ratio of Tier 1 Capital to total assets for all but the most highly rated banks and bank holding companies.  “Tier 1 Capital” generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles.  The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than 4% if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve.  The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

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

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Under the FDIC’s regulations, the Bank was a “well capitalized” institution at December 31, 2008 and December 31, 2007.

Set forth below are pertinent capital ratios for the Bank as of December 31, 2008 and 2007:

	2008	2007
Total Risk-Based Capital	13.0%	14.2%
Tier 1 Risk-Based Capital	11.7%	13.0%
Leverage Ratio (Tier 1 Capital to Average Total Assets)	8.1%	8.9%

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

Temporary Liquidity Guarantee Program.  On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  The Bank elected to participate in both guarantee programs.

Future Legislation.  Various legislation affecting financial institutions and the financial industry is from time to time introduced.  Such legislation may change banking statutes and the operating environment of Oconee and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of Oconee or any of its subsidiaries.  With the recent enactments of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

Available Information

Oconee is subject to the information requirements of the Securities Exchange Act of 1934, which means that it is required to file certain reports, proxy statements, and other information, all of which are available at the Public Reference Section of the Securities and Exchange Commission at Room 1580, 100 F. Street, NE, Washington, D.C. 20549.  You may also obtain copies of the reports, proxy statements, and other information from the Public Reference Section of the SEC, at prescribed rates, by calling 1-800-SEC-0330.  The SEC maintains a World Wide Web site on the Internet at www.sec.gov where you can access reports, proxy, information and registration statements, and other information regarding Oconee that we file electronically with the SEC through the IDEA system.

Oconee’s Internet website address is www.oconeestatebank.com.

Employees

At December 31, 2008, the Bank had 81 full-time employees and 28 part-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

ITEM 1A.          RISK FACTORS

An investment in Oconee’s common stock and Oconee’s financial results are subject to a number of risks.  Investors should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K and the documents incorporated by reference.  Additional risks and uncertainties, including those generally affecting the industry in which Oconee operates and risks that management currently deems immaterial may arise or become material in the future and affect Oconee’s business.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally and there can be no assurance that recent efforts to address difficult market and economic conditions will be effective.

Since mid-2007, and particularly during the second half of 2008, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all commercial and residential mortgages as property prices declined rapidly and to nearly all asset classes.  The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity.  The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions.  During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers.  Unemployment has also increased significantly.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) and American Recovery and Reinvestment Act of 2009 (“ARRA”) were signed into law in response to the financial crisis affecting the banking system, financial markets and economic conditions generally.  Pursuant to the EESA, Treasury has the authority under the Troubled Asset Relief Program to purchase up to mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.   More recently, the ARRA provided for a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.

The EESA followed, and has been followed by, numerous actions by the U.S. Congress, Federal Reserve Board, Treasury, the FDIC, the SEC and others to address the current crisis, including most recently the ARRA.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  There can be no assurance, however, as to the actual impact that EESA, the ARRA and the other initiatives describe above will have on the banking system and financial markets or on us.  The failure of these programs to help stabilize the banking system and financial markets and a continuation or worsening of current economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Oconee’s ability to raise capital could be limited and could affect its liquidity and could be dilutive to existing shareholders.

Current conditions in the capital markets are such that traditional sources of capital may not be available to Oconee on reasonable terms if it needed to raise capital.  In such case, there is no guarantee that Oconee will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.

Liquidity is essential to our businesses. Our liquidity could be substantially affected in a negative fashion by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or an inability to access the secured lending markets.  Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects.  Such negative perceptions could be developed if we are downgraded or put on (or remain on) negative watch by the rating agencies, we suffer a decline in the level of our business activity or regulatory authorities take significant action against us, among other reasons.  If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities.  We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.

Oconee’s construction and land development loans are subject to unique risks that could adversely affect earnings.

Oconee’s construction and land development loan portfolio was $39,938,000 at December 31, 2008, comprising 20.4% of total loans.  Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals.  In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis.  In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending.  Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject us to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

A deterioration in asset quality could have an adverse impact on Oconee.

A significant source of risk for Oconee arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans.  With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events.  In addition, decreases in real estate property values due to the nature of the Bank’s loan portfolio, over 81% of which is related to real estate, could affect the ability of customers to repay their loans.  The Bank’s loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on Oconee’s business, financial condition, results of operations, or liquidity.

Changes in prevailing interest rates may negatively affect the results of operations of Oconee and the value of its assets.

Oconee’s earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings.  This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest earning assets and interest bearing liabilities and the level of non-performing assets.  Fluctuations in interest rates affect the demand of customers for Oconee’s products and services.  In addition, interest-bearing liabilities may re-price or mature more slowly or more rapidly or on a different basis than interest-earning assets.  Significant fluctuations in interest rates could have a material adverse effect on Oconee’s business, financial condition, results of operations or liquidity.

Changes in the level of interest rates may also negatively affect the value of Oconee’s assets and its ability to realize book value from the sale of those assets, all of which ultimately affect earnings.

If Oconee’s allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease.

The Bank’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment.  The Bank may experience significant loan losses which would have a material adverse effect on Oconee’s operating results. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  Oconee maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio.  In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information.  If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

Oconee may be subject to losses due to fraudulent and negligent conduct of the Bank’s loan customers, third party service providers and employees.

When the Bank makes loans to individuals or entities, they rely upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information and the borrower’s net worth, liquidity and cash flow information.  While they attempt to verify information provided through available sources, they cannot be certain all such information is correct or complete.  The Bank’s reliance on incorrect or incomplete information could have a material adverse effect on Oconee’s profitability or financial condition.

Oconee’s business is subject to the success of the local economies and real estate markets in which it operates.

Because of the geographic concentration of Oconee operations, its success significantly depends largely upon economic conditions in this area, which include volatility in the agriculture market, influx and outflow of major employers in the area, minimal population growth throughout the region.  Deterioration in economic conditions in the communities in which Oconee operates could adversely affect the quality of Oconee’s loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on Oconee’s business, financial condition, results of operations or liquidity.  Oconee is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

Competition from financial institutions and other financial service providers may adversely affect Oconee.

The banking business is highly competitive, and Oconee experiences competition in its markets from many other financial institutions.  Oconee competes with these other financial institutions both in attracting deposits and in making loans.  Many of its competitors are well-established, larger financial institutions that are able to operate profitably with a narrower net interest margin and have a more diverse revenue base.  Oconee may face a competitive disadvantage as a result of its smaller size, lack of geographic diversification and inability to spread costs across broader markets.  There can be no assurance that Oconee will be able to compete effectively in its markets.  Furthermore, developments increasing the nature or level of competition could have a material adverse effect on Oconee’s business, financial condition, results of operations or liquidity.

Changes in government regulation or monetary policy could adversely affect Oconee.

Oconee and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations.  The restrictions imposed by such laws and regulations limit the manner in which Oconee conducts its banking business, undertakes new investments and activities and obtains financing.  These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit holders of Oconee’s securities.  Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of Oconee.  Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on Oconee’s business, financial condition, results of operations or liquidity.  Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for Oconee, and any unfavorable change in these conditions could have a material adverse effect on Oconee’s business, financial condition, results of operations or liquidity.  See Part I, Item 1, “Supervision and Regulation.”

ITEM 2.           PROPERTIES.

The Bank operates six full-service banking offices and one support services space as follows:

(1)	Main Office 35 North Main Street Watkinsville, Georgia 30677	(5)	East Athens Wal-Mart Supercenter (In-Store Full Service Branch) 4375 Lexington Road Athens, Georgia 30605

(2)	Bogart Branch U.S. Highway 78 Bogart, Georgia 30622	(6)	University Parkway Branch 2500 Daniell’s Bridge Road Building 200, Suite 1A Athens, Georgia 30606

(3)	Butler’s Crossing Branch 2000 Experiment Station Road Watkinsville, Georgia 30677	(7)	Operations Center 7920 Macon Highway Watkinsville, Georgia30677

(4)	Athens Branch 500 North Milledge Avenue Athens, Georgia 30605

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of Oconee during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Markets For Capital Stock and Dividends

Oconee’s common stock, its only class of equity securities, is not traded on an established public trading market.  The following table sets forth certain information regarding trades of Oconee common stock known by management for the indicated periods:

	Number of	Aggregate	Size of Trades		Price of Trades
Year	Trades	Shares	Smallest	Largest	Lowest	Highest
2008	32	3,532	2 shares	585 shares	$60.00	$90.00
2007	34	7,962	3 shares	2,450 shares	$70.00	$90.00

At March 31, 2009, there were approximately 714 recordholders of Oconee common stock and 899,815 shares issued and outstanding.

Due to its net loss in 2008, Oconee did not declare a cash dividend to shareholders. In 2007, Oconee declared cash dividends of $1.15 per share, respectively, payable to shareholders of record on December 31, 2007.  Cash dividends for 2007 represented a payment of 31.7% of net income for the year.  While Oconee intends to continue paying cash dividends contingent on its return to profitability, no assurance can be given that dividends will be declared in the future.  The amount and frequency of dividends is determined by Oconee’s Board of Directors upon their consideration of various factors, which include Oconee’s financial condition and results of operations, investment opportunities available to Oconee, changes in regulatory capital requirements, tax consideration and general economic conditions.  See “Supervision and Regulation – Payment of Dividends.”

Oconee has not sold any unregistered securities within the past three years.

Oconee does not have any equity compensation plans.

Share Repurchases

Oconee did not repurchase any shares of stock during 2008 or 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This analysis of Oconee has been prepared to provide insight into the financial condition of Oconee, and addresses the factors which have affected our results of operations.  Our financial statements and accompanying notes which follow are an integral part of this review and should be read in conjunction with it.

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

A management loan review function is utilized by the Company which is supplemented by the use of an outside loan review specialist.  In addition to reviews by senior lending officers, all relationships of $1,000,000 or more are reviewed annually by the outside loan review specialist, as well as a sampling of relationships between $200,000 and $999,999. Loans are placed into various loan grading categories which assist management in developing lists of potential problem loans.  These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses.  The formal allowance for loan loss adequacy test is performed at the end of each calendar quarter.  Specific amounts of loss are estimated on impaired loans and historical loss percentages, adjusted for various qualitative factors, are applied to the balance of the portfolio using certain portfolio stratifications.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

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

Selected Financial Information
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)
Net interest income	$7,893	$11,443	$12,198	$11,111	$10,003
Other income	2,964	2,708	2,846	2,508	2,219
Provision for loan losses	7,463	330	200	612	394
Net earnings (loss)	(3,426)	3,268	3,960	3,056	2,531
Net earnings (loss) per common share	(3.81)	3.63	4.40	3.40	2.81
Total assets	308,156	321,313	336,508	285,065	256,865
Cash dividends declared per common share	-	1.15	1.25	1.10	1.00

RESULTS OF OPERATIONS

Net Interest Income

The Company’s earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense that is paid on its deposits and other borrowings.

Since mid-2007, and particularly during the second half of 2008, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all commercial and residential mortgages as property prices declined rapidly and to nearly all asset classes.  The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity.  The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions.  During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers.  Unemployment has also increased significantly.

Net interest income in 2008, which was $7,983,000, decreased by $3,460,000, or 30.2%, over 2007.  Net interest income declined as a result of a decrease in interest income of $6,440,000, offset by a decrease in interest expense of $2,980,000.  The decrease in interest income during 2008 was due primarily to a lower average balance of outstanding interest-earning assets, a lower interest rate environment in 2008 as compared to 2007, and the reversal of accrued interest income on loans that were moved to nonaccrual status during 2008.  Average interest-earning assets during 2008 were $297,996,000, a reduction of $18,798,000 as compared to 2007 average levels.  The primary reason for the reduction in interest-earning assets was a decrease in average interest-earning loans of $13,951,000.  During 2008, the Prime Rate was cut from 7.25% at the beginning of 2008 to 3.25% effective December 16, 2008.  These rate cuts had the effect of lowering the interest earned on the Bank’s floating rate loans, which made up 36.7% of its loan portfolio at December 31, 2008.  In addition, the Bank moved $30,291,000 into nonaccrual status during the year.  As a result of these reclassifications, the Bank reversed approximately $887,000 of accrued interest on these loans.  In addition, these loans became non-interest bearing, resulting in an additional reduction in interest income for 2008.

The decrease in interest expense in 2008 as compared to 2007 was primarily due to the lower interest rate environment in 2008 as compared to 2007 as well as a reduction of $14,015,000 in average time deposits.  The reduction in time deposits was a result of a management decision to lower the outstanding balances of these deposits because the lack of demand for new loan growth due to the continued slow economy decreased the need for funds.  Net interest margin decreased to 2.68% in 2008 as compared to 3.61% in 2007 as a result of the decrease in interest income impacting the Bank significantly more than the reduction in interest expense.  Additionally, net interest margin was impacted negatively by a decrease in interest-earning loans throughout 2008, including loan pay-offs and shifts to nonaccrual loan status.  As loans paid off during 2008, these funds were shifted to other interest-earning assets, primarily investment securities and federal funds sold, which provide a lower yield than loans.

Net interest income in 2007, which was $11,443,000, decreased by $755,000, or 6.2%, over 2006.  Net interest income declined as a result of an increase in interest expense of $2,748,000 offset by an increase in interest income of $1,992,000.  The increase in interest income during 2007 was due primarily to an increase in interest income on taxable securities of $2,058,000.  The increase in interest income on taxable securities is due to income on investment securities that the Bank purchased in the fourth quarter of 2006 because of a significant increase in public funds deposits from the issuance of bonds by a local governmental entity.  The decrease in interest and fee income on loans was primarily due to the lower interest rate environment in late 2007 as compared to 2006 as well as only a slight increase in average loans outstanding in 2007 as compared to 2006 of $573,000. The increase in interest expense was due primarily to an increase in average time deposits of $23,520,000 in 2007 as compared to 2006 as well as an increase in average interest-bearing demand deposits of $17,613,000 in 2007.  Net interest margin decreased to 3.61% in 2007 as compared to 4.34% in 2006 as a result of an increase in average rate paid on interest-bearing liabilities combined with a decrease in the average yield on interest-earning assets.  Additionally, net interest margin was impacted negatively by a decrease in loans throughout 2007.  As loans paid off during 2007, these funds shifted to other interest-earning assets, primarily investment securities and federal funds sold, which provide a lower yield than loans.  Another factor impacting net interest margin during 2007 was an increase in time deposits during the first half of 2007 which resulted in additional interest expense.

Table 1 below sets forth the average balances for each category of interest-earning assets and interest-bearing liabilities and the average rates of interest earned or paid thereon for the years ended December 31, 2008 and 2007.  Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.  Loan fees of $458,000 and $499,000 are included in the yields for 2008 and 2007, respectively.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity, and yields are not calculated on a tax equivalent basis.

Table 1

Average Balance Sheets and Interest Rates

	For the Years Ended December 31,

	2008			2007

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Interest earning assets:
Investment securities:
Taxable	$64,690,151	$3,489,145	5.39%	$71,694,930	$3,767,024	5.25%
Non-taxable	18,836,267	845,679	4.49%	21,008,857	954,220	4.54%
Restricted equity Securities	2,307,210	143,492	6.22%	1,713,171	103,331	6.03%
Federal funds sold	14,315,141	288,246	2.01%	10,579,167	525,030	4.96%
Loans (including loan fees) (1)	197,847,237	11,317,393	5.72%	211,798,207	17,174,191	8.11%
Total interest-earning assets	297,996,006	16,083,955	5.40%	316,794,332	22,523,796	7.11%
Allowance for loan losses	(3,623,631)			(3,106,599)
Cash and due from banks	5,155,005			5,435,235
Other assets	10,829,979			10,941,461
Total assets	$310,357,359			$330,064,429
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$72,036,759	$1,272,076	1.77%	$75,944,711	$2,344,299	3.09%
Savings	38,026,256	748,969	1.97%	41,074,218	1,244,400	3.03%
Time	133,126,985	5,900,965	4.43%	147,142,263	7,418,685	5.04%
Federal Funds purchased	245,123	5,932	2.42%	-	-	-
Securities sold under repurchase agreements	7,000,747	173,067	2.47%	3,662,413	73,569	2.01%
Total interest bearing liabilities	250,435,870	8,101,009	3.23%	267,823,605	11,080,953	4.14%
Non-interest bearing deposits	29,596,193			32,771,278
Other liabilities	958,705			1,416,935
Total liabilities	280,990,768			302,011,818
Shareholders’ equity	29,366,591			28,052,611
Total liabilities and shareholders’ equity	$310,357,359			$330,064,429
Excess of interest-bearing assets over interest-bearing liabilities	$47,560,136			$48,970,727
Ratio of interest-earning assets to interest-bearing liabilities	118.99%			118.28%
Net interest income		$7,982,946			$11,442,843
Net interest spread			2.17%			2.97%
Net interest margin (2)			2.68%			3.61%

(1)	Average nonaccrual loans of $16,478,440 and $1,664,000 are included in total loans as of December 31, 2008 and 2007, respectively.

(2)	Net interest margin is the net return on interest-earning assets. It is computed by dividing net interest income by average total interest-earning assets.

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

Table 2
Volume-Rate Analysis

	2008 over 2007
	Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on: Investment securities
Taxable	$(376,000)	$98,121	$(277,879)
Non-taxable	(98,095)	(10,446)	(108,541)
Restricted equity securities	36,815	3,345	40,160
Federal funds sold	144,322	(381,106)	(236,784)
Loans (including loan fees)	(1,069,932)	(4,786,865)	(5,856,797)
Total interest earning assets	(1,362,890)	(5,076,951)	(6,439,841)

Interest expense on:
Deposits:
Interest bearing demand	(115,273)	(956,950)	(1,072,223)
Savings	(86,699)	(408,732)	(495,431)
Time	(668,400)	(849,320)	(1,517,720)
Federal funds purchased	5,932	-	5,932
Securities sold under repurchase agreements	79,530	19,968	99,498
Total interest bearing liabilities	(784,910)	(2,195,034)	(2,979,944)

Net interest income	$(577,980)	$(2,881,917)	$(3,459,897)

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to bring the total allowance for loan losses to a level deemed appropriate by management based on management’s judgment as to potential losses within the Company’s loan portfolio based on the valuation of impaired loans, loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies and the overall quality of the loan portfolio and general economic conditions.

The provision for loan losses in 2008 was $7,463,000 compared to $330,000 in 2007.  The substantial increase in the provision for loan losses is primarily due to an increase in nonaccrual loans during 2008 and net charge-offs of $6,584,000 during 2008.  Nonaccrual loans increased $19,715,000, or 217.7%, at December 31, 2008 as compared to December 31, 2007.

The allowance for loan losses represented approximately 2.15% of total loans outstanding at December 31, 2008 compared to 1.67% at December 31, 2007.  Net charge-offs for 2008 increased to $6,584,000, compared to $75,000 during 2007.  Net charge-offs as a percentage of the provision for loan losses were 88.2% and 22.7% for the years ended December 31, 2008 and 2007, respectively.  Management believes that the level of the allowance is appropriate based on our evaluation of the loan portfolio and current economic conditions.

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

Other Income

Other income of $2,965,000 in 2008 increased from 2007 by $257,000 or 9.5% due primarily to gains on the sale of investment securities of $215,000 in 2008.

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

Other Expense

Other expenses increased by $401,000 or 4.3% in 2008 as compared to 2007.  The increase in other expenses is attributable to an increase in marketing and public relations expense of $216,000, primarily due to a marketing campaign to attract new non-interest bearing checking accounts.  The program was adopted in anticipation of lowering long-term interest expense on deposits.  As a result of the reduction in the Bank’s earnings and the cost associated with the program, the program was discontinued in September 2008.

Other expenses increased by $213,000 or 2.4% in 2007 as compared to 2006.  The increase in other expenses is attributable to an increase in occupancy expense of $257,000, primarily due to the opening of a new branch in February 2007.

Income Tax Expense (Benefit)

The Company had an effective tax benefit rate of 44% in 2008 as compared to an effective tax rate of 28% for the year ended December 31, 2007.  The difference in the effective tax rates reflects tax benefits that the Company realized in 2008 as a result of the high level of loan charge-offs as a percentage of provision expense as compared to previous years.

ANALYSIS OF FINANCIAL CONDITION

Summary

During 2008, average total assets decreased $19,706,000 (6.0%) from 2007.  Average total deposits decreased $24,146,000 (8.1%) in 2008 from 2007.  Average loans decreased $13,951,000 (6.6%) in 2008 over 2007.

Year-end balances at December 31, 2008 and 2007 reflect a decrease in total assets of $13,157,000 (4.1%) from 2007 to 2008.  Total deposits decreased $11,486,000 (4.0%) from 2007 to 2008.  Total loans decreased $4,059,000 (2.0%) from 2007 to 2008.

Total loans declined during 2007 primarily as a result of a continued slowdown in the housing industry, both nationally, and more prominently, in the Bank’s market area.  An overall economic slowdown lessened the demand for new housing construction and development.  Total deposits declined due to loan payoffs supplying the needed liquidity to fund new loans and also a decision by management to lower interest rates paid on time deposits in an effort to minimize interest expense.

Investment Securities

All of the Company’s investment securities are classified as available-for-sale (“AFS”).  At December 31, 2008, the market value of AFS securities totaled $79,762,000, compared to $91,434,000 at December 31, 2007.  Table 3 presents the market value of AFS securities at December 31, 2008 and 2007.

Table 3
Investment Portfolio

	2008	2007
Available for sale
State, county and municipal	$16,804,489	$21,361,919
Government-sponsored agencies	38,131,423	49,862,513
Mortgage-backed	23,364,052	18,575,862
Other debt securities	1,461,606	1,633,900
Totals	$79,761,570	$91,434,194

The composition of the investment securities portfolio reflects the Company’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income.  The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Table 4 presents the AFS securities held by the Company by maturity category at December 31, 2008.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity and yields are not calculated on a tax equivalent basis.

Table 4
Maturity Distribution and Weighted Average Yield on Investments (1)

	Government-Sponsored Agencies	Mortgage- Backed Securities	State, County and Municipal	Other Debt Securities	Weighted Average Yields

Within 1 year	$7,027,040	$-	$-	$-	3.54%
After 1 through 5 years	-	1,324,900	2,935,924	-	4.14%
After 5 through 10 years	7,516,378	2,742,254	2,022,051	981,780	4.18%
After 10 years	23,588,005	19,296,898	11,846,514	479,826	5.30%
Totals	$38,131,423	$23,364,052	$16,804,489	$1,461,606	5.08%

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

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

Loans

The loan portfolio is the largest category of the Company’s earning assets and is comprised of commercial loans, residential mortgage loans, real estate construction and development loans and consumer loans.  The Company conducts primary lending through its branches in Oconee and Athens-Clarke County, Georgia, while its secondary lending market consists of those counties contiguous with Oconee County, including Greene, Morgan, Walton, and Barrow Counties, part of the Athens Standard Metropolitan Statistical Area.

The composition of the Company’s loan portfolio at December 31 for each of the past 5 years is presented in Table 5.

Table 5
Loan Portfolio

	2008	2007	2006	2005	2004
Commercial, financial and agricultural	$28,028,762	22,229,689	20,468,788	21,012,994	21,625,371
Real estate – construction	54,465,394	64,077,793	87,264,251	72,533,344	55,157,066
Real estate - mortgage	105,459,965	104,703,465	100,620,440	103,029,748	98,929,804
Consumer	7,818,286	8,820,318	9,533,930	9,897,511	10,353,250
	195,772,407	199,831,265	217,887,409	206,473,597	186,065,491
Less: Allowance for loan losses	(4,215,262)	(3,335,825)	(3,080,661)	(2,945,256)	(2,531,330)
Loans, net	$191,557,145	196,495,440	214,806,748	203,528,341	183,534,161

As of December 31, 2008, loans outstanding were $195,772,000, a decrease of $4,059,000 or 2.0% over the December 31, 2007 balance of $199,831,000.  This decrease was primarily attributable to a decline in the Bank’s construction lending portfolio of $9,613,000 at December 31, 2008 as compared to December 31, 2007.  The construction loan segment of the portfolio declined due to a continued slowdown in the housing industry resulting in a lower demand for new housing construction and development activity.  The decrease in the Bank’s construction lending portfolio was partially offset by an increase in commercial, financial and agricultural loans of $5,799,000.

Table 6 identifies the maturities of commercial and real estate construction (including acquisition and development) loans as of December 31, 2008 and addresses the sensitivity of these loans to changes in interest rates.

Table 6
Maturity and Repricing Data for Loans

Maturity	Commercial, Financial and Agricultural	Real Estate Construction	Total
Within 1 year	$10,980,427	$42,955,566	$53,935,993
1 to 5 years	13,289,048	11,509,828	24,798,876
Over 5 years	3,759,287	-	3,759,287
Totals	$28,028,762	$54,465,394	$82,494,156

As of December 31, 2008, the interest terms of loans in the indicated classifications for the indicated maturity ranges in excess of one year are as follows:

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, financial and agricultural
1 to 5 years	$7,502,499	$5,786,549	$13,289,048
Over 5 years	$-	$3,759,287	$3,759,287

Real estate construction
1 to 5 years	$8,043,558	$3,466,270	$11,509,828
Over 5 years	$-	$-	$-

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and its evaluation of the quality of the loan portfolio.

Table 7 presents an analysis of the allowance for loan losses including charge-off activity

Table 7
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

	2008	2007	2006	2005	2004
	(Amounts are presented in thousands)
Balance at beginning of year	$3,336	$3,081	$2,945	$2,531	$2,669
Charges-offs:
Commercial, financial and agricultural	54	55	-	160	453
Installment	116	53	60	80	273
Real Estate	6,456	10	50	13	-
Total charge-offs	6,626	118	110	253	726
Recoveries:
Commercial, financial and agricultural	22	10	20	40	178
Installment	17	31	26	15	16
Real Estate	3	2	-	-	-
Total recoveries	42	43	46	55	194
Net charge-offs	6,584	75	64	198	532
Provisions charged to operations	7,463	330	200	612	394
Balance at end of year	$4,215	$3,336	$3,081	$2,945	$2,531
Ratio of net charge-offs during the period to average loans outstanding during the period	3.36%	.04%	.03%	.10%	.30%

At December 31, 2008, the Company had loan concentrations in the housing industry and in the hotel and motel industries.  The Company monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines.  The primary risks relating to the concentration in the housing industry is a downturn in the economy adversely affecting construction of new homes and developments of new housing communities and the impact of rising interest rates on variable rate mortgages.  The market for residential real estate and development continued to be slow during 2008 due to a downturn in the economy, primarily in the area of new residential development and speculative housing construction, resulting in a decrease in demand for loans funding this industry.  The Company’s primary risk relating to the hotel and motel industry loans is a slowdown in the travel industry.  The Company has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown.

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

During the year ended December 31, 2008, the Bank had net charge-offs of $6,584,000, as compared to $75,000 in net charge-offs during the year ended December 31, 2007.  Of the total charge-offs, $6,399,000 were write-downs of loans that were classified as impaired at December 31, 2008.  Write-downs of loans purchased as participations from another financial institution totaled $4,198,000.  These participation loans were for residential and commercial development projects which were adversely affected by the slow economy and downturn in the construction and development industry.

For year-end 2008 and 2007 the allowance for loan losses was allocated as follows (in thousands):

As of December 31, 2008:	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$99	2.3%	14.3%
Real Estate - Commercial Construction	1,915	45.4%	26.3%
Consumer	137	3.3%	4.0%
Real Estate - Mortgage	1,807	42.9%	53.9%
Unallocated	257	6.1%	1.5%
Total	$4,215	100.0%	100.0%

As of December 31, 2007:	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$48	1.4%	5.1%
Real Estate - Commercial Construction	2,107	63.2%	36.4%
Consumer	46	1.4%	4.2%
Real Estate - Mortgage	918	27.5%	53.0%
Unallocated	217	6.5%	1.3%
Total	$3,336	100.0%	100.0%

Nonperforming Assets

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due, totaled $30,578,000 at December 31, 2008 compared to $9,057,000 at December 31, 2007.   This increase is attributable to increases in non-accrual loans of $19,715,000, in other real estate and repossessions of $1,782,000, and loans more than 90 days past due of $24,000.  The increase in nonaccrual loans was primarily due to construction and development loans which were placed on nonaccrual status due to the slow housing and development market.  Several of the development loans have stopped development due to dramatically slower lot sales due to the slowing of the residential real estate market.  Loans related to the construction and development industry represented $24,334,000 of the Bank’s total nonaccrual loans at December 31, 2008.  The majority of the construction loans that were on nonaccrual status at December 31, 2008 were houses that were being marketed for sale by the builders.  If these houses continue to fail to sale through the builders’ efforts, it is possible that the Bank will take ownership of the houses through foreclosure proceedings.  Subsequent to December 31, 2008, the Bank took ownership of a motel that was securing a loan that was on nonaccrual status at December 31, 2008.  As of December 31, 2008, the balance on the related motel loan was $2,224,000 and was included in impaired loans.  The Bank is marketing the property for sale while the motel continues to operate through a contractual agreement between the Bank and a hospitality management company.

A summary of non-performing assets at December 31 during the last past 5 fiscal years is presented in Table 8.

Table 8
Non-performing Assets
	December 31,
	2008		2007		2006	2005	2004

Other real estate and repossessions	$1,782,000		-		$744,000	$327,000	$839,000
Accruing loans 90 days or more past due	24,000		-		623,000	632,000	5,064,000
Non-accrual loans	28,772,000		9,057,000		678,000	2,151,000	1,080,000
Interest on non-accrual loans which would have been reported	1,045,000		408,000		91,000	95,000	44,000
Interest recognized on non-accrual loans prior to reclassification of loans	188,000		285,000		14,000	86,000	18,000
Restructured debt	4,351,000	(1)	3,240,000	(1)	-	-	-

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

Management regularly monitors the loan portfolio to ensure that all loans are in appropriate classifications.  Should economic conditions continue to deteriorate, the inability of distressed customers to service their existing debt could cause even higher levels of non-performing loans.

Deposits

The Company uses deposits primarily to fund its loan and investment portfolios. The Company offers a variety of deposit accounts to individuals and businesses.  Deposit accounts include checking, savings, money market and time deposits.  As of December 31, 2008, total deposits were $275,038,000, a decrease of $11,487,000 or 4.0% over the December 31, 2007 balance of $286,525,000.  The decrease in deposits is primarily attributable to a decision by management to lower time deposit rates in order to better match the Bank’s deposit base with loan demand and to minimize interest expense on time deposits.

The average balance of the deposits and the average rates paid on such deposits are summarized in Table 9.

Table 9
Deposits

	December 31,
	2008		2007
	Average Balance	Rate	Average Balance	Rate
Deposits:
Non-interest bearing demand	$29,596,193	-	$32,771,278	-
Interest bearing demand	72,036,759	1.77%	75,944,711	3.09%
Savings	38,026,256	1.97%	41,074,218	3.03%
Time	133,126,985	4.43%	147,142,263	5.04%

	$272,786,193		$296,932,470

Time deposits in amounts of $100,000 or more totaled $71,244,000 and $65,100,000 at December 31, 2008 and 2007, respectively.  Table 10 is a summary of the maturity distribution of time deposits in amounts of $100,000 or more as of December 31, 2008.

Table 10
Maturity of Time Deposits over $100,000

Within 3 months	$19,559,806
After 3 through 6 months	8,173,406
After 6 through 12 months	26,798,777
After 12 months	16,711,842
$71,243,831

Transactions with Related Parties

The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business.  It is the policy of the Company that loan transactions with directors and officers are made on substantially the same terms as those prevailing at the time made for comparable loans to other persons.  At December 31, 2008, the Company had loans outstanding to related parties of $6,958,000.  Deposits of related parties were $6,833,000.

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

The Company maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Company has arrangements with correspondent banks for short term unsecured advances of up to $6,000,000.  Additional liquidity is provided to the Company through Federal Home Loan Bank (FHLB) advances.

Cash and cash equivalents decreased $827,000 to a total of $20,062,000 at year-end 2008 as cash used by financing activities and operating activities outpaced amounts provided by investing activities.  Cash outflows from operations totaled $810,000 in 2008, while outflows from financing activities totaled $9,224,000, most of which were net deposit decreases during 2008 of $11,486,000.

Investing activities provided $9,207,000 of cash and cash equivalents, principally composed of proceeds from sales, calls and maturities of investment securities of $40,679,000, partially offset by purchases of investment securities of $28,916,000.

Contractual Obligations and Off-Balance Sheet Arrangements

For maturity and repricing information regarding the Company’s contractual obligations, please see the table under the heading “Asset/Liability and Interest Rate Sensitivity Management.”

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of those instruments reflect the extent of exposure the Company has in particular classes of financial instruments.  At December 31, 2008, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $26,153,000 and $661,000, respectively.

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

Capital Resources

Table 11 presents the Bank’s regulatory capital position at December 31, 2008.

Table 11
Capital Ratios
Risk-Based Capital Ratios Actual as of December 31, 2008

Tier 1 Capital	11.7%
Tier 1 Capital minimum requirement	4.0%
Excess	7.7%

Total Capital	13.0%
Total Capital minimum requirement	8.0%
Excess	5.0%

Leverage Ratio At December 31, 2008

Leverage ratio	8.1%
Leverage ratio requirement	4.0%
Excess	4.1%

Table 12
Selected Ratios

The following table sets out certain ratios of the Company for the years indicated:

	2008	2007
Net income (loss) to:
Average shareholders’ equity	(11.67)%	11.65%
Average assets	(1.10)%	0.99%
Dividends to net income	-	31.66%
Average equity to average assets	9.46%	8.50%

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008 that are contractually maturing, prepaying or repricing in each of the future time periods shown.  Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Investment securities are reported based on the adjusted cost basis.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are required to be repaid based on scheduled maturities.  The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven the rates of these deposits to be more stable over the course of a year.

	At December 31, 2008 Maturing or Repricing in (dollars in thousands)
	Three Months or Less	Four Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Investment securities	$3,499	$3,472	$4,241	$68,141	$79,353
Federal funds sold	15,709	-	-	-	15,709
Loans	80,525	20,930	65,377	56	166,888
Total interest-bearing assets	$99,733	$24,402	$69,618	$68,197	$261,950

Interest-bearing liabilities:
Deposits:
Savings and demand	$109,346	$-	$-	$-	$109,346
Time deposits	37,926	70,462	29,892	-	138,280
Repurchase agreements	6,453	-	-	-	6,453
Total interest-bearing liabilities	$153,725	$70,462	$29,892	$-	$254,079
Interest sensitive difference per period	$(53,992)	$(46,060)	$39,726	$68,197	$7,871
Cumulative interest sensitivity difference	$(53,992)	$(100,052)	$(60,326)	$7,871
Cumulative difference to total earning assets	(20.61%)	(38.20%)	(23.03%)	3.00%

At December 31, 2008 the difference between the Company’s liabilities and assets repricing or maturing within one year was $99,996,000.  Based on this analysis, due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would generally cause the Company’s net interest income to decrease, and a decrease in interest rates would generally cause the Company’s net interest income to increase.

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

The Bank tracks its interest rate sensitivity on a quarterly basis using a model, which applies various hypothetical interest rate changes to various types of interest-bearing deposit accounts.  The rate changes represent the Bank’s inclination to reprice deposit rates based on historical data provided from a call report driven database.  In addition, the model calculates the likelihood of issuers of investment securities exercising  call options on certain investment securities as a result of potential interest rate changes as opposed to showing the investment securities being repriced at their maturities.

At December 31, 2008, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the hypothetical rate changes to deposit accounts and taking into account the likely calls within the investment portfolio, was $295,000, indicating that the Bank was asset sensitive.  The most recent simulation model shows that the Bank’s net interest income would increase $256,000 on an annual basis if rates increased 100 basis points, and would decrease $263,000 on an annual basis if rates fell 100 basis points.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the reports of independent registered public accounting firms are included in this report beginning at page F-1 of this Form 10-K.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During Oconee’s two most recent fiscal years, Oconee did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A(T)    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Oconee’s management, including the principal executive officer and principal financial officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities Act of 1933 is recorded, processed, summarized and reported within the time periods specified.

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

Management assessed the effectiveness of Oconee’s internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”  Based on that assessment, management believes that, as of December 31, 2008, Oconee’s internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of Oconee’s independent registered public accountant regarding internal control over financial reporting.  Management’s report was not subject to attestation by Oconee’s independent accountant pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes were made to Oconee’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, Oconee’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

All information, if any, required to be reported on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K has been reported.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information contained under the headings “Information About Nominees For Directors and  Executive Officers,” “Compliance with Section 16(a),” “Audit Committee and Audit Committee Financial Expert,” and “Code of Ethics” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 4, 2009 to be filed with the SEC, is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION.

                The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 4, 2009, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 4, 2009, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Certain Relationships and Related Party Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all the Company‘s annual meeting of shareholders to be held on May 4, 2009, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the heading “Principal Accountant and Audit Fees” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 4, 2009, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following financial statements and notes thereto of the Registrant are located beginning at page F-1 of this Form 10-K pursuant to Item 7 of this Report:

1.	Report of Independent Registered Public Accounting Firm

2.	Balance Sheets - December 31, 2008 and 2007

3.	Statements of Operations For the Years Ended December 31, 2008 and 2007

4.	Statements of Changes in Shareholders Equity For the Years Ended December 31, 2008 and 2007

5.	Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

6.	Notes to Consolidated Financial Statements

The following exhibits are required to be filed with this Report on 10-K by Item 601 of Regulation S-B.

3.1	Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998 (included as Exhibit 3.1 to Oconee’s 10-KSB filed with the SEC on March 30, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Oconee Financial Corporation, dated May 7, 2001 (included as Exhibit 3.2 to Oconee’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
4	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated Bylaws which define the rights of the holders of Common Stock of Oconee.
4.1	Form of Common Stock Certificate (included as Exhibit 4.1 to Oconee’s 10-KSB filed with the SEC on March 31, 2005 and incorporated herein by reference).
10.1	Oconee State Bank Officers’ Cash Incentive Plan (included as Exhibit 10.1 to the Bank’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
14	Code of Ethical Conduct (included as Exhibit 14 to Oconee’s 10-KSB filed with the SEC on March 31, 2006 and incorporated herein by reference).
21	Subsidiaries of Oconee Financial Corporation.
24	Power of Attorney (included herein on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Oconee Financial Corporation and Subsidiary
Watkinsville, Georgia

We have audited the consolidated balance sheets of Oconee Financial Corporation and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Financial Corporation and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Oconee Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2008 included under Item 8A(T) “Controls and Procedures” in Oconee Financial Corporation and subsidiary’s Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

Atlanta, Georgia
April 13, 2009

OCONEE FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets

Cash and due from banks, including reserve
requirements of $25,000 and $25,000	$4,353,492	5,365,937
Federal funds sold	15,709,000	15,524,000

Cash and cash equivalents	20,062,492	20,889,937

Investment securities available for sale	79,761,570	91,434,194
Restricted equity securities	679,229	706,729
Mortgage loans held for sale	1,638,561	1,063,183
Loans, net	191,557,145	196,495,440
Premises and equipment, net	6,903,890	7,394,096
Other real estate owned	1,781,905	1
Accrued interest receivable and other assets	5,770,757	3,329,402

	$308,155,549	321,312,982

Liabilities and Stockholders’ Equity

Deposits:
Demand	$27,413,165	31,544,102
Interest-bearing demand	71,333,508	76,761,239
Savings	38,011,673	38,754,825
Time	138,279,806	139,464,402

Total deposits	275,038,152	286,524,568

Securities sold under repurchase agreements	6,453,272	3,156,300
Accrued interest payable and other liabilities	866,937	2,297,382

Total liabilities	282,358,361	291,978,250

Stockholders’ equity:
Common stock, par value $2, authorized 1,500,000 shares,
issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	19,500,772	22,927,131
Accumulated other comprehensive income	253,454	364,639

Total stockholders’ equity	25,797,188	29,334,732

	$308,155,549	321,312,982

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Operations

For the Years Ended December 31, 2008 and 2007

	2008	2007
Interest income:
Interest and fees on loans	$11,317,394	17,174,191
Interest on federal funds sold	288,246	525,030
Interest and dividends on securities:
U. S. government agencies	3,489,145	3,767,024
State, county and municipal	845,679	954,220
Other	143,491	103,331

Total interest income	16,083,955	22,523,796

Interest expense:
Interest-bearing demand deposits	1,272,076	2,344,299
Savings deposits	748,969	1,244,400
Time deposits	5,900,965	7,418,685
Other	178,999	73,569

Total interest expense	8,101,009	11,080,953

Net interest income	7,982,946	11,442,843

Provision for loan losses	7,463,000	330,000

Net interest income after provision for loan losses	519,946	11,112,843

Other income:
Service charges	1,523,231	1,539,808
Gain (loss) on sale of securities	215,129	(2,308)
Gain (loss) on sale of other real estate owned	-	(25,758)
Gain (loss) on sale and disposal of premises and equipment	-	(4,741)
Mortgage origination fee income	350,955	395,004
Miscellaneous	875,422	805,883

Total other income	2,964,737	2,707,888

Other expenses:
Salaries and employee benefits	5,311,899	5,567,192
Occupancy	1,434,168	1,515,034
Other operating	2,912,205	2,174,789

Total other expenses	9,658,272	9,257,015

Earnings (loss) before income taxes	(6,173,588)	4,563,716

Income tax expense (benefit)	(2,747,229)	1,295,246

Net earnings (loss)	$(3,426,359)	3,268,470

Net earnings (loss) per share	$(3.81)	3.63

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2008 and 2007

	2008	2007

Net earnings (loss)	$(3,426,359)	3,268,470

Other comprehensive income (loss), net of income taxes (benefit):
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax
expense of $13,633 and $236,449	22,281	386,441
Reclassification adjustment for (gains) losses included in net
Earnings (loss), net of (tax) benefit of ($81,663) and $876	(133,466)	1,432

Total other comprehensive income (loss)	(111,185)	387,873

Comprehensive income (loss)	$(3,537,544)	3,656,343

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2008 and 2007

		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2006	$1,799,630	4,243,332	20,693,448	(23,234)	26,713,176

Cash dividends declared
($1.15 per share)	-	-	(1,034,787)	-	(1,034,787)

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	387,873	387,873

Net earnings	-	-	3,268,470	-	3,268,470

Balance, December 31, 2007	1,799,630	4,243,332	22,927,131	364,639	29,334,732

Change in net unrealized gain (loss)
on investment securities available
for sale, net of tax	-	-	-	(111,185)	(111,185)

Net loss	-	-	(3,426,359)	-	(3,426,359)

Balance, December 31, 2008	$1,799,630	4,243,332	19,500,772	253,454	25,797,188

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(3,426,359)	3,268,470
Adjustments to reconcile net earnings (loss) to net
cash provided (used) by operating activities:
Depreciation, amortization and accretion	651,941	657,610
Provision for loan losses	7,463,000	330,000
Provision for deferred taxes	(13,119)	(122,414)
(Gain) loss on sale of investment securities	(215,129)	2,308
(Gain) loss on sale and disposal of fixed assets	-	4,741
(Gain) loss on sale of other real estate	-	25,758
Change in:
Accrued interest receivable and other assets	(4,299,415)	962,149
Accrued interest payable and other liabilities	(395,658)	(253,012)
Mortgage loans originated and held for sale	(575,378)	912,817

Net cash (used) provided by operating activities	(810,117)	5,788,427

Cash flows from investing activities:
Purchase of investment securities available for sale	(28,916,088)	(24,579,037)
Proceeds from calls and maturities of investment securities
available for sale	31,936,266	20,168,478
Proceeds from sales of investment securities available
for sale	8,742,800	6,032,693
Purchase of restricted equity securities	-	(36,400)
Sales of restricted equity securities	27,500	-
Net change in loans	(2,524,705)	17,981,308
Purchases of premises and equipment	(216,176)	(1,659,111)
Proceeds from sales of other real estate	157,306	714,018

Net cash provided by investing activities	9,206,903	18,621,949

Cash flows from financing activities:
Net change in deposits	(11,486,416)	(17,470,383)
Net change in securities sold under repurchase agreements	3,296,972	(3,275)
Dividends paid	(1,034,787)	(1,124,769)

Net cash used by financing activities	(9,224,231)	(18,598,427)

Net (decrease) increase in cash and cash equivalents	(827,445)	5,811,949

Cash and cash equivalents at beginning of year	20,889,937	15,077,988

Cash and cash equivalents at end of year	$20,062,492	20,889,937

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2008 and 2007

	2008	2007

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,464,094	11,081,348
Income taxes	$281,500	1,310,500

Noncash investing and financing activities:
Change in net unrealized gain on investment
securities available for sale, net of tax	$(111,185)	387,873
Transfer of loans to other real estateT	$1,935,325	-
Change in dividends payableT	$1,034,787	1,124,769

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

On September 17, 2008, Putters, Inc. was incorporated as a subsidiary of the Bank.  Putters, Inc. was formed as a real estate holding company for a residential subdivision that was foreclosed on by the bank subsequent to the incorporation of Putters, Inc.

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

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.  Included in cash and due from banks is interest-bearing deposits at other banks of $9,720 and $5,528 at December 31, 2008 and 2007, respectively.

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

Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from operations and are reported as a separate component of stockholders’ equity until realized. A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to operations and establishes a new cost basis for the security. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in operations as realized losses. In estimating other-than-temporary impairment losses, management considers: 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings  on the trade date and are derived using the specific identification method for determining the cost of securities sold.

  OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Other Investments
Other investments include other equity securities.  No ready market exists for these securities and there is no quoted fair value.  These investment securities are carried at cost.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or market value. At December 31, 2008 and 2007, the cost of mortgage loans held for sale approximates the market value.  Mortgage loans held for sale consist of loans which have commitments to be sold to third party investors upon closing.

Loans and Allowance for Loan Losses
Loans are stated at the principal amount outstanding, less net deferred origination fees or costs and the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.  The Bank analyzes its direct costs associated with the origination of different types of loans.  Any fees collected that are greater than the costs calculated by the bank are recognized as income over the life of the loan as opposed to at the time of origination.

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

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality and review of specific problem loans. The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  Management uses an external loan review program to challenge and corroborate the internal grading system and provide additional analysis in determining the adequacy of the allowance and provisions for estimated loan losses.

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

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter period of the useful life of the asset or the lease term.  When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in operations for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant improvements are capitalized. The range of estimated useful lives for premises and equipment are generally as follows:

Buildings and improvements	5 - 40 years
Furniture and equipment	3 - 10 years

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Other Real Estate
Properties acquired through foreclosure are carried at the lower of cost (defined as fair value less selling costs at foreclosure) or fair value less estimated costs to dispose.  Accounting guidance defines fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals.  Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses.  Subsequent write-downs are provided by a charge to operations through the allowance for losses on other real estate in the period in which the need arises.  The carrying amount of foreclosed assets at December 31, 2008 and 2007 was $1,776,930 and $1, respectively.

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

Earnings (Loss) Per Share
Earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Company had no potential common share equivalents outstanding during 2008 and 2007.  For each of those years, earnings (loss) per share is calculated using the weighted average shares outstanding during the period of 899,815.

Stock Repurchase Plan
In 1999, the Company approved a stock buy-back program which authorized the repurchase of up to 75 shares of its common stock per shareholder per year, and an aggregate limit of 1,000 shares annually.  The program is approved annually by the Board of Directors.  During the years ended December 31, 2008 and 2007 the Company did not buy-back any shares of common stock under the program. The shares would be retired and placed into authorized and unissued shares of common stock upon buy-back.

  OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued, Statement of Financial Accounting Standard, (“SFAS”) 157, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, that permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS 157 in interim or annual financial statements prior to the issuance of FSP 157-2. The adoption of FSP 157-2 did not have a material effect on the Company’s operating income or net earnings.

SFAS 141(R), Business Combinations, was issued in December 2007. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This pronouncement would impact the Company’s accounting for business combinations completed after the effective date, if any.

SFAS 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, was issued in December 2007. SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that SFAS 160 will not have an impact on the Company’s financial statements in future periods.

In February 2008, the FASB issued a FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP 140-3 addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. FSP 140-3 includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. FSP 140-3 will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact FSP 140-3 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that SFAS 161 will not have an impact on the Company’s financial statements in future periods.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company believes that FSP 142-3 will not have an impact on the Company’s financial statements in future periods.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, SFAS 162 will have on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, FSP EITF 03-6-1 will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, EITF 07-5 will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. EITF 08-3 also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, EITF 08-3 will have on its consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately upon adoption of SFAS No. 157 on October 1, 2008. The application of the provisions of FSP 157-3 will not materially affect our results of operations or financial condition.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. FSP 133-1 and FIN 45-4 also clarifies that the disclosure requirements of SFAS 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of FSP 133-1 and FIN 45-4 will not have a material impact on our consolidated financial position and results of operations.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not active. FSP 157-3 clarifies the application of FAS Statement 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (SFAS 154, Accounting Changes and Error Corrections). The disclosure provisions of SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company’s adoption of FSP 157-3 is not expected to have a material impact on its financial position, results of operations and cash flows.

On February 27, 2009, The Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund (DIF). The Board also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009. Under the restoration plan approved last October, the Board set a rate schedule to raise the DIF reserve ratio to 1.15 percent within five years. The February 27, 2009 action extends the restoration plan horizon to seven years in recognition of the current significant strains on banks and the financial system and the likelihood of a severe recession. The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk. Currently, most banks are in the best risk category and pay anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance. Under the final rule, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis, beginning on April 1, 2009. The Board adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Comments on the interim rule on special assessments are due no later than 30 days after publication in the Federal Register. Changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities, which may increase the FDIC’s loss in the event of failure without providing additional assessment revenue. Under the final rule, assessments will be higher for institutions that rely significantly on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. Brokered deposits combined with rapid asset growth have played a role in a number of costly failures, including some recent ones. The final rule also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. The Company is currently evaluating the effects of these insurance increases to its financial position and results of operation.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities

Investment securities available for sale at December 31, 2008 and 2007 are as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government sponsored agencies	$37,171,757	959,666	-	38,131,423
State, county and municipal	17,714,238	84,212	993,961	16,804,489
Mortgage-backed securities	22,846,975	517,867	790	23,364,052
Other debt securities	1,620,067	-	158,461	1,461,606

Total	$79,353,037	1,561,745	1,153,212	79,761,570

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government sponsored agencies	$49,204,411	675,410	17,308	49,862,513
State, county and municipal	21,318,254	207,101	163,436	21,361,919
Mortgage-backed securities	18,700,736	52,747	177,621	18,575,862
Other debt securities	1,623,045	10,855	-	1,633,900

Total	$90,846,446	946,113	358,365	91,434,194

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2008 and 2007 are summarized as follows:

	December 31, 2008
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

State, county and municipal	$10,833,908	907,749	692,675	86,212
Mortgage-backed securities	208,311	790	-	-
Other debt securities	1,620,067	158,461	-	-

	$12,662,286	1,067,000	692,675	86,212

	December 31, 2007
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Government sponsored agencies	$998,440	6,179	5,480,010	11,129
State, county and municipal	4,898,455	97,728	3,780,628	65,708
Mortgage-backed securities	3,701,205	11,074	7,048,299	166,547
Other debt securities	-	-	-	-

	$9,598,100	114,981	16,308,937	243,384

 OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)	Investment Securities, continued

The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of December 31, 2008 and 2007 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers.  Included in the table above as of December 31, 2008 were 30 out of 44 securities issued by state and political subdivisions that contained unrealized losses, 1 of 22 mortgage-backed securities, and 2 of 2 other debt securities that contained unrealized losses.  Included in the table above as of December 31, 2007 were 22 out of 55 securities issued by state and political subdivisions that contained unrealized losses, 4 out of 32 securities issued by government sponsored agencies, and 12 of 18 mortgage-backed securities that contained unrealized losses.

The amortized cost and fair value of investment securities available for sale at December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$6,971,135	7,027,040
Due from one to five years	2,926,032	2,935,922
Due from five to ten years	10,204,676	10,520,208
Due after ten years	36,404,219	35,914,348
Mortgage-backed securities	22,846,975	23,364,052

	$79,353,037	79,761,570

Proceeds from sales of securities available for sale during 2008 were $8,742,800.  Gross gains of $215,129 were realized on those sales.  Proceeds from sales of securities available for sale during 2007 were $6,032,693.  Gross gains of $2,342 and gross losses of $4,650 were realized on those sales.

Securities with a carrying value of approximately $63,014,000 and $62,990,000 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes as required by law.

Restricted equity securities consist of the following:

	December 31,
	2008	2007
Federal Home Loan Bank Stock	$578,800	606,300
Silverton Financial Services, Inc. Stock	100,429	100,429
	$679,229	706,729

(3)	Loans

Major classifications of loans at December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Commercial, financial and agricultural	$28,028,762	22,229,689
Real estate – mortgage	105,459,965	104,703,465
Real estate – commercial construction	51,567,771	62,969,984
Real estate – consumer construction	2,897,623	1,107,809
Consumer	7,836,864	8,820,086

Total loans	195,790,985	199,831,033
Deferred (fees), costs	18,578	(232)
Less allowance for loan losses	4,215,262	3,335,825
Total net loans	$191,557,145	196,495,440

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)	Loans, continued

The Bank grants loans and extensions of credit primarily to individuals and a variety of firms and corporations located in certain Georgia counties including Oconee and Clarke. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market in the Bank’s primary market area

At December 31, 2008 and 2007, the recorded investment in loans that were considered to be impaired and on nonaccrual was approximately $28,772,000 and $9,057,000, respectively.  Included in this amount is $9,803,000 of impaired loans at December 31, 2008 for which there is no related allowance for loan losses.  Impaired loans at December 31, 2008 and 2007 also include $18,969,000 and $9,057,000 of impaired loans for which the related allowance for loan losses is $1,438,000 and $1,359,000, respectively.   In addition, the Company had approximately $24,000 and $0 in loans past due more than ninety days and still accruing interest at December 31, 2008 and 2007, respectively.  These accounts are deemed to be well collateralized and in the process of collection.  The average recorded investment in impaired loans for the twelve months ended December 31, 2008 and 2007 was approximately $16,478,000 and $1,664,000, respectively.  For the years ended December 31, 2008 and 2007, the interest recognized on impaired loans was immaterial.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2008	2007
Balance at beginning of year	$3,335,825	3,080,661
Provision for loan losses	7,463,000	330,000
Amounts charged off	(6,625,721)	(117,876)
Recoveries on amounts previously charged off	42,158	43,040

Balance at end of year	$4,215,262	3,335,825

(4)	Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

	December 31,
	2008	2007
Land	$1,354,181	1,354,181
Buildings and improvements	5,936,622	5,887,088
Furniture and equipment	5,881,342	5,732,113
Leasehold improvements	115,673	115,673
	13,287,818	13,089,055
Less accumulated depreciation	6,383,928	5,694,959

	$6,903,890	7,394,096

Depreciation expense was $706,382 and $718,801 for the years ended December 31, 2008 and 2007, respectively.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)	Premises and Equipment, continued

Future minimum lease payments under current operating leases pertaining to banking premises and equipment at December 31, 2008, are as follows:

Years Ending December 31,
2009	$158,136
2010	107,218
2011	89,460
2012	91,249
2013	93,074
Thereafter	298,784

Total minimum lease payments	$837,921

(5)	Deposits

The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were approximately $71,244,000 and $65,100,000 at December 31, 2008 and 2007, respectively.  The Company had brokered time deposits at December 31, 2008 and 2007 of $17,979,000 and $0, respectively.

At December 31, 2008, the scheduled maturities of certificates of deposits are as follows:

2009	$108,388,349
2010	28,485,884
2011	812,210
2012	324,480
2013	268,883
$138,279,806

At December 31, 2008, the Bank had concentrations of deposits of approximately $28,699,000 and $12,425,000 with two customers.  These deposits are with customers that have been customers of the Bank for several years and are expected to remain with the Bank for the foreseeable future.

(6)	Income Taxes

The components of income tax expense (benefit) in the statements of earnings are as follows:

	2008	2007
Current tax (benefit)	$(2,699,668)	1,417,660
Deferred	(13,119)	(122,414)
Total income tax expense (benefit)	$(2,712,787)	1,295,246

The differences between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2008	2007
Pretax income (loss) at statutory rates	$(2,099,020)	1,551,663
Add (deduct):
Tax exempt interest income	(288,919)	(326,056)
Non-deductible interest expense	33,751	48,613
State taxes, net of federal effect	(442,801)	122,901
Other	84,202	(101,875)
	$(2,712,787)	1,295,246

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(6)	Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset. The net deferred tax asset is a component of other assets at December 31, 2008 and 2007.

	2008	2007
Deferred income tax assets:
Allowance for loan losses	$1,164,777	1,158,747
Other real estate	14,062	14,062
Total gross deferred income tax assets	1,178,839	1,172,809
Deferred income tax liabilities:
Unrealized gains on investment securities available for sale	(155,079)	(223,109)
Premises and equipment	(449,192)	(456,281)

Total gross deferred income tax liabilities	(604,271)	(679,390)
Net deferred income tax asset	$574,568	493,419

(7)	Related Party Transactions

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

	December 31,
	2008	2007
Beginning balance	$7,550,279	6,326,109
New loans	1,970,123	2,754,108
Repayments	(2,562,301)	(1,529,938)

Ending balance	$6,958,101	7,550,279

Deposits from related parties totaled approximately $6,833,000 and $12,119,000 as of December 31, 2008 and 2007, respectively.

(8)	Commitments

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

	Contractual Amount
	2008	2007
Financial instruments whose contract	(in thousands)
amounts represent credit risk:
Commitments to extend credit	$26,153	36,398
Standby letters of credit	$661	785

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(8)	Commitments, continued

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

The Company has $7,000,000 available for the purchase of overnight federal funds from two correspondent financial institutions as of December 31, 2008 and 2007.

(9)	Profit Sharing Plan

The Company has a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The total contributions by the Company for 2008 and 2007 were $227,367 and $319,445, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2008 and 2007, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table and also must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by federal banking regulators. There are no conditions or events since that notification that management believes have changed the Bank’s category.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(10)	Regulatory Matters, continued

The capital ratios for the Company are essentially the same as those of the Bank. Therefore, only the Bank’s capital ratios are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital
(to Risk-Weighted Assets)	$28,095	13.0%	$17,334	8.0%	$21,667	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$25,368	11.7%	$8,667	4.0%	$13,000	6.0%
Tier 1 Capital
(to Average Assets)	$25,368	8.1%	$12,529	4.0%	$15,662	5.0%

As of December 31, 2007:
Total Capital
(to Risk-Weighted Assets)	$31,701	14.2%	$17,809	8.0%	$22,261	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$28,912	13.0%	$8,905	4.0%	$13,357	6.0%
Tier 1 Capital
(to Average Assets)	$28,912	8.9%	$13,038	4.0%	$16,298	5.0%

(11)	Stockholders’ Equity

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other working capital needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year’s net earnings, and the ratio of equity capital to total assets.  At December 31, 2008, no dividends could be declared without regulatory approval due to the net loss incurred for the year ended December 31, 2008.

(12)	Fair Value Disclosures

Fair Value Measurements
In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but applies under other accounting pronouncements. FASB previously concluded in such accounting pronouncements that fair value is the relevant measurement attribute.

The Company adopted the provisions of SFAS 157 on January 1, 2008. In February 2008 the FASB issued Staff Position No. FAS 157-2 which permits delayed application of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Since the Company has elected to delay application of the provisions of SFAS 157 to nonfinancial assets and liabilities in scope of this staff position, the information disclosed below does not consider the impact that SFAS 157 would have on such nonfinancial assets and liabilities. The major categories of assets and liabilities that are recognized or disclosed at fair value, for which the provisions of SFAS 157 have not been applied, include reporting units measured at fair value in the first step of a goodwill impairment test under SFAS 142 and nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS 144.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(12)	Fair Value Disclosures, continued

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3 – Generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Securities Available-for-Sale: Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, management classifies loans subjected to recurring fair value adjustments as Level 2.

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets: Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(12)	Fair Value Disclosures, continued

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at December 31, 2008
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Securities	$79,762	$-	$79,762	$-
Loans held for sale	1,639	-	1,639	-

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or fair value. The table below presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at December 31, 2008
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$17,531	$-	$-	$17,531
Foreclosed asssets	1,782	-	-	1,782

For the year ended December 31, 2008, the Company recognized adjustments related to impaired loans and foreclosed assets that are measured at fair value on a nonrecurring basis. Approximately $7,374,000 of losses related to impaired loans and foreclosed assets were recognized as either charge-offs or specific allocations within the allowance for loan losses for the year ended December 31, 2008.

Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents
For cash, due from banks, and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities Available for Sale
Fair values for investment securities are based on quoted market prices.

Restricted Equity Securities
The carrying amount of restricted equity securities approximates fair value.

Loans and Mortgage Loans Held for Sale
The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral value, where applicable.  Mortgage loans held for sale are valued based on the current price at which these loans could be sold into the secondary market.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(12)	Fair Value Disclosures, continued

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

The estimated fair values of the Company’s financial instruments as of December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:	(In thousands)
Cash and cash equivalents	$20,062	20,062	20,890	20,890
Investment securities	$79,762	79,762	91,434	91,434
Restricted equity securities	$679	679	706	706
Mortgage loans held for sale	$1,639	1,639	1,063	1,063
Loans, net	$191,557	191,214	196,495	197,211

Liabilities:
Deposits and securities sold under
repurchase agreement	$281,491	281,682	289,681	290,752

(13)	Other Operating Income and Expenses

Components of other operating income and expenses which are greater than 1% of interest income and other income are as follows:

	2008	2007
Other Income
Income and fees from ATM’s	$484,438	438,425
Other Expenses
Professional fees	$380,755	338,026
ATM process and settlement charges	$297,177	269,790
Deposit program marketing expense	$246,234	-

(14)	Oconee Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets
Cash	$167,865	1,093,678
Investment in subsidiary	25,621,141	29,276,533
Other assets	8,182	-

	$25,797,188	30,370,211
Liabilities and Stockholders’ Equity
Other liabilities	$-	1,035,479
Stockholders’ equity	25,797,188	29,334,732
	$25,797,188	30,370,211

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(14)	Oconee Financial Corporation (Parent Company Only) Financial Information, continued

Statements of Operations

For the Years Ended December 31, 2008 and 2007

	2008	2007

Dividends from subsidiary	$150,000	1,034,787

Other expenses	51,825	48,694

Earnings before income tax benefit and equity in
undistributed earnings (loss) of subsidiary	98,175	986,093

Income tax benefit	19,673	18,484

Earnings before equity in undistributed earnings (loss)
of subsidiary	117,848	1,004,577

Equity in undistributed earnings (loss) of subsidiary	(3,544,207)	2,263,893

Net earnings (loss)	$(3,426,359)	3,268,470

    Statements of Cash Flows

For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(3,426,359)	3,268,470
Adjustments to reconcile net earnings (loss)
to net cash provided by operating activities:
Equity in undistributed loss (earnings) of subsidiary	3,544,207	(2,263,893)
Change in:
Other assets	(8,182)	323
Other liabilities	(692)	693
Net cash provided by operating activities	108,974	1,005,593
Cash flows from financing activities:
Dividends paid	(1,034,787)	(1,124,769)

Net cash used by financing activities	(1,034,787)	(1,124,769)

Change in cash	(925,813)	(119,176)
Cash at beginning of year	1,093,678	1,212,854
Cash at end of year	$167,865	1,093,678

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the issuer has duly caused this Report on Form 10–K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 15th  day of April 2009.

OCONEE FINANCIAL CORPORATION (Registrant) By: B. Amrey Harden B. Amrey Harden President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints B. Amrey Harden or Douglas D. Dickens and either of them (with full power in each to act alone), as true and lawful attorneys–in–fact, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10–K and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that said attorney–in–fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Exchange Act, this Report on Form 10–K has been signed by the following persons in the capacities indicated on the 15th day of April 2009.

Signature	Title

/s/ G. Robert Bishop	Director
G. Robert Bishop

/s/ Jimmy L. Christopher	Director
Jimmy L. Christopher

/s/ Douglas D. Dickens	Chairman of the Board of Directors
Douglas D. Dickens

/s/ J. Albert Hale, Sr.	Director
J. Albert Hale, Sr.

/s/ B. Amrey Harden	President and Chief Executive Officer, Director
B. Amrey Harden

/s/ Henry C. Maxey	Director
Henry C. Maxey

/s/ Ann Breedlove Powers	Director
Ann Breedlove Powers

/s/ Steven A. Rogers	Vice President and Chief Financial Officer
Steven A. Rogers

/s/ Jerry K. Wages	Senior Executive Vice President, Corporate Secretary, and
Jerry K. Wages	Director

/s/ Virginia S. Wells	Vice Chairperson of the Board of Directors
Virginia S. Wells

/s/ Tom F. Wilson	Executive Vice President and Chief Loan Officer,
Tom F. Wilson	Director