Form 10-Q
period 2009-03-31
OCONEE FINANCIAL CORP
filed 2009-05-15
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    _________    to  _______________

Commission File Number 000-25267

OCONEE FINANCIAL CORPORATION
(Exact name of Registrant as specified in its Charter)

Georgia	58-2442250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 North Main Street Watkinsville, Georgia	30677
(Address of principal executive offices)	(Zip Code)

706-769-6611
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.      Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer: ☐	Accelerated filer: ☐

Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of May 14, 2009 was 899,815.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31, 2009 (unaudited)	December 31, 2008
Assets

Cash and due from banks, including reserve requirements of $25,000	$16,947,434	4,353,492
Federal funds sold	-	15,709,000

Cash and cash equivalents	16,947,434	20,062,492

Investment securities available for sale	90,267,102	79,761,570
Other investments	556,300	679,229
Mortgage loans held for sale	1,671,887	1,638,561

Loans, net of allowance for loan losses of $5,306,107 and $4,215,262	185,987,763	191,557,145

Premises and equipment, net	6,747,942	6,903,890
Other real estate owned	4,064,458	1,776,960
Accrued interest receivable and other assets	6,300,935	5,775,732

Total assets	$312,543,821	308,155,549

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$29,697,483	27,413,165
Interest-bearing	240,685,865	247,624,987

Total deposits	270,383,348	275,038,152

Securities sold under repurchase agreements	16,438,925	6,453,272
Accrued interest payable and other liabilities	770,383	866,937

Total liabilities	287,592,656	282,358,361

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	18,801,862	19,500,772
Accumulated other comprehensive income	106,341	253,454

Total stockholders’ equity	24,951,165	25,797,188

Total liabilities and stockholders’ equity	$312,543,821	308,155,549

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	2009	2008
Interest Income:
Loans	$2,343,516	3,466,266
Investment securities:
Tax exempt	192,330	235,614
Taxable	801,136	944,235
Federal funds sold and other	27,943	155,362
Total interest income	3,364,925	4,801,477

Interest Expense:
Deposits	1,546,497	2,422,256
Other	75,670	14,001
Total interest expense	1,622,167	2,436,257

Net interest income	1,742,758	2,365,220

Provision for loan losses	1,100,000	57,600

Net interest income after provision for loan losses	642,758	2,307,620

Other Income:

Service charges on deposit accounts	315,354	370,095
Mortgage origination fees	139,599	77,715
Other operating income	219,723	270,871
Total other income	674,676	718,681

Other Expense:
Salaries and other personnel expense	1,330,641	1,483,706
Net occupancy and equipment expense	356,173	353,633
Loss on Silverton Financial Services stock	100,429	-
Other operating expense	626,575	612,843
Total other expense	2,413,818	2,450,182

Earnings (loss) before income taxes	(1,096,384)	576,119

Income taxes (benefit)	(397,474)	121,270

Net earnings (loss)	$(698,910)	454,849

Earnings (loss) per common share based on average outstanding
shares of 899,815	$(0.78)	0.51

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended
	2009	2008

Net earnings (loss)	$(698,910)	454,849

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of (benefit)
tax of $(90,013) and $247,641	(147,113)	404,733

Total other comprehensive income (loss)	(147,113)	404,733

Comprehensive income (loss)	$(846,023)	859,582

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(698,910)	454,849
Adjustments to reconcile net earnings (loss) to net
cash used by operating activities:
Provision for loan losses	1,100,000	57,600
Depreciation, amortization and accretion	100,095	136,467
Loss on Silverton Financial Services stock	100,429	-
Change in assets and liabilities:
Interest receivable and other assets	(498,732)	(316,172)
Interest payable and other liabilities	(96,554)	(119,607)
Mortgage loans held for sale	(33,326)	(478,417)

Net cash used by operating activities	(26,998)	(265,280)

Cash flows from investing activities:
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	29,251,984	15,979,698
Purchases of investment securities available for sale	(39,931,612)	(13,568,872)
Proceeds from sale of other investments	22,500	27,500
Net change in loans	2,245,396	7,667,912
Purchases of premises and equipment	(7,177)	(73,384)

Net cash (used) provided by investing activities	(8,418,909)	10,032,854

Cash flows from financing activities:
Net change in deposits	(4,654,804)	1,503,373
Net change in securities sold under repurchase agreements	9,985,653	(190,001)
Dividends paid	-	(1,034,787)

Net cash provided by financing activities	5,330,849	278,585

Net (decrease) increase in cash and cash equivalents	(3,115,058)	10,046,159

Cash and cash equivalents at beginning of period	20,062,492	20,889,937

Cash and cash equivalents at end of period	$16,947,434	30,936,096

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Supplemental cash flow information:
Cash paid for interest	$1,640,496	$2,526,969
Cash paid for taxes	$5,000	$5,000

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$2,223,986	$155,920
Change in net unrealized gains (losses) on investment securities
available for sale, net of taxes	$(147,113)	$404,733
Change in dividends payable	$-	$1,034,787

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

Operating results for the three –month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Some of the Corporation’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Corporation’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 10-K for the year ended December 31, 2008.

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

(2)           Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period.

(3)           Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2009	2008

Balance at beginning of year	$4,215,262	3,335,825
Amounts charged off	(17,526)	(39,430)
Recoveries on amounts previously charged off	8,371	8,490
Provision for loan losses	1,100,000	57,600

Balance at March 31	$5,306,107	3,362,485

(4)           Fair Value Measurements

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at March 31, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Securities	$90,267	$-	$90,267	$-
Loans held for sale	1,672	-	1,672	-

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or fair value. The table below presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at March 31, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$14,323	$-	$-	$14,323
Foreclosed assets	4,065	-	-	4,065

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

The estimated fair values of the Company’s financial instruments as of March 31, 2009 are as follows:

	Carrying	Estimated
	Amount	Fair Value
Assets:	(In thousands)
Cash and cash equivalents	$16,947	16,947
Investment securities	$90,267	90,267
Restricted equity securities	$556	556
Mortgage loans held for sale	$1,672	1,672
Loans, net	$185,988	186,218

Liabilities:
Deposits and securities sold under
repurchase agreement	$286,822	289,865

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

Financial Condition

Since mid-2007, and particularly during the second half of 2008 and into 2009, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all commercial and residential mortgages as property prices declined rapidly and to nearly all asset classes.  The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity.  The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions.  During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers.  Unemployment has also increased significantly.

These factors have magnified the need for careful management of the Bank going forward.  Regulatory scrutiny within the banking industry has increased significantly, and as a result, the Bank’s management team and Board of Directors have implemented, and will continue to implement strategies to guide the Bank through this difficult market.  Management has focused on strategies to increase revenues and control expenses in an effort to return the Bank to profitability.  In addition, loan underwriting standards have been tightened and credit risk will continue to be closely monitored.  Balance sheet management strategies have been developed which will, in all likelihood, result in a decline in investment securities and deposit balances and in total assets in order to reduce interest expense and produce a better match in the bank’s funding and its funding needs.  In addition, the Board of Directors has engaged a consultant to evaluate the Bank’s current capital base and develop a strategy for capital management going forward.

Total assets at March 31, 2009 were $312,544,000, representing a $4,388,000 (1.42%) increase from December 31, 2008.  Investment securities increased $10,505,000 as compared to December 31, 2008, primarily as a result of the Bank’s decision to cease selling unsecured Federal Funds to other financial institutions during the first quarter of 2009.  The Bank began purchasing short-term, typically three to four-week investment securities to replace interest income and liquidity that was given up by its exit from the Federal Funds market.  The decision to stop selling Federal Funds was made due to the uncertainty and volatility within the banking industry and to reduce the risk associated with selling those funds to banks that were not well capitalized.  Loans decreased $4,479,000 (2.28%) at March 31, 2009 as compared to December 31, 2008, primarily due to loan pay-downs and the shifting of a $2,224,00 loan to other real estate owned in January 2009.  Deposits decreased $4,655,000 (1.69%) from December 31, 2008.  The decrease in deposits is primarily attributable to decreases in time deposit accounts of $3,262,000, interest-bearing checking accounts of $1,489,000, and savings deposits of $1,293,000 as compared to December 31, 2008 balances.  Securities sold under repurchase agreements increased $9,986,000 at March 31, 2009 as compared to December 31, 2008, primarily due to two significant deposit relationships shifting their deposit relationships from savings and time deposit accounts into repurchase agreements.  The allowance for loan losses at March 31, 2009 was $5,306,000, compared to the December 31, 2008 balance of $4,215,000, representing 2.77% of total loans at March 31, 2009, compared to 2.15% of total loans at December 31, 2008. Cash and cash equivalents decreased $3,115,000 from December 31, 2008.  Total stockholders’ equity at March 31, 2009 of $24,951,000 decreased $846,000 (3.28%) from December 31, 2008.  The following table presents a summary of the Bank’s loan portfolio by loan type at March 31, 2009 (dollars are in thousands).

	Amount	Percentage
	(In thousands)
Commercial, financial and agricultural	$28,993	15.1%
Real estate – mortgage	105,890	55.4%
Real estate – commercial construction	48,195	25.2%
Real estate – consumer construction	994	0.5%
Consumer	7,222	3.8%
Total loans	$191,294	100.0%

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $33,850,000 at March 31, 2009, representing an increase of $3,272,000 (10.70%) from December 31, 2008.  This increase is primarily attributable to increases of $2,287,000 in other real estate owned and $1,005,000 in nonaccrual loans.  The increase in other real estate owned is due to the Bank foreclosing on a motel during the first quarter of 2009.  Total nonperforming assets were 17.70% of total loans at March 31, 2009, compared to 15.62% at December 31, 2008.  Nonperforming assets represented 10.83% of total assets at March 31, 2009, compared to 9.92% of total assets at December 31, 2008.  Nonaccrual loans represented 15.57% of total loans outstanding at March 31, 2009, compared to 14.70% of total loans outstanding at December 31, 2008.  There were no related party loans which were considered to be nonperforming at March 31, 2009.  A summary of non-performing assets at March 31, 2009, December 31, 2008 and March 31, 2008 is presented in the following table (dollars are in thousands).

	March 31, 2009	December 31, 2008	March 31, 2008
Other real estate	$4,064	1,777	156
Repossessions	2	5	59
Non-accrual loans	29,776	28,772	10,497
Accruing loans 90 days or more past due	7	24	237

The table below details the changes in other real estate owned for the quarters ending March 31, 2009 and 2008 (dollars are in thousands).

	2009	2008
Balance at January 1	1,777	-
Transfer from loans to other real estate	2,224	156
Capital improvements on other real estate	63	-
Balance at March 31	4,064	156

As of March 31, 2009, the allowance for loan losses was allocated as follows (dollars are in thousands).

	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$721	13.6%	15.1%
Real Estate - Commercial Construction	2,486	46.8%	25.2%
Consumer	174	3.3%	3.8%
Real Estate - Mortgage	1,824	34.4%	55.4%
Unallocated	101	1.9%	0.5%
Total	$5,306	100.0%	100.0%

During the first quarter 2009, the Bank formed Motel Holdings Georgia, Inc., a subsidiary corporation for the purpose of holding a motel that was foreclosed upon by the Bank in January 2009.  This subsidiary was set up to limit the Bank’s liability on the operations of the motel and to make a more clear separation of the income and expenses relating to the motel and the Bank’s ordinary lines of business.  The Bank has contracted with an independent hospitality management company to operate the motel while the Bank markets the motel for sale.

At March 31, 2009, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry.  As of March 31, 2009, the Corporation had total commitments for construction and development loans of $36,945,000, of which $33,827,000 was funded and outstanding.  The local housing industry has slowed considerably over the past 12 to 18 months, as has occurred at the state and national level.  New loan requests have been down as compared to prior periods due to this slowdown.  The immediate challenge for the Bank is to finance builders and developers with the financial strength to deal with the current weaker demand, while working with financially weaker builders in an attempt to help them work through this economic downturn.

Total commitment amounts for hotel and motel loans were $20,534,000 at March 31, 2009, of which $19,545,000 was funded and outstanding.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.

Results of Operations

Net interest income decreased $622,000 (26.30%) in the first three months of 2009 compared to the same  period for 2008 as a result of a decline in the interest rate spread and a decrease in average interest-earning assets.  The Bank’s net interest margin for the first three months of 2009 was 2.65%, compared to 3.25% for the same time period during 2008.  Yield on interest earning assets for the three-month period ending March 31, 2009 was 4.97%, compared to 6.45% for the three-month period ending March 31, 2008.  Average rate paid on interest bearing liabilities was 2.55% for the three months ending March 31, 2009, compared to 3.82% for the same period during 2008.  The primary reasons for the changes in yield on interest earning assets are a significant increase in the average balances of nonaccrual loans in the first quarter of 2009 as compared to the same time period for 2008 and a lower interest rate environment in the first three months of 2009 as compared 2008.  The reduction in the average rate paid on interest bearing liabilities is a result of the lower interest rate environment in 2009.

Interest income for the first three months of 2009 was $3,365,000, representing a decrease of $1,436,000 (29.91%) as compared to the same period in 2008.  Interest expense for the first three months of 2009 decreased $814,000 (33.42%) compared to the same period in 2008.  The decrease in interest income during the first three months of 2009 compared to the same period in 2008 is primarily attributable to a lower average level of interest-earning assets at lower interest rate levels in 2009 as compared to 2008.  Year-to-date average interest earning assets were $38,517,000 lower during the first three months of 2009 as compared to 2008.  This is primarily due to a reduction in average interest-earning loans of $22,816,000 and federal funds sold of $14,144,000.  The decrease in interest expense is primarily attributable to a lower interest rate environment for deposits.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the three months ended March 31, 2009, the provision for loan losses was $1,100,000, compared to $58,000 for the same period in 2008. The provision for loan losses increased in 2009 as compared to 2008 as a result of a higher level of impaired loans in 2009 as compared to 2008.  The impaired loans are primarily tied to the construction and real estate development industry, which has continued to experience a prolonged downturn into 2009.  The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first three months of 2009 decreased $44,000 (6.12%) compared to the first three months of 2008.  This decrease is primarily attributable to a $48,000 decline in non-sufficient funds service charges and a decline of $49,000 in commissions on investment sales during the first quarter of 2009 as compared to 2008, offset by an increase of $62,000 in mortgage origination fees during the first quarter of 2009 as compared to 2008.

Other expenses for the first three months of 2009 decreased $36,000 (1.47%) compared to the first three months in 2008. The decrease is primarily attributable to reductions of salaries and other personnel expense of $153,000 and occupancy in advertising and marketing expense of $64,000, offset by an increase in loan collection expenses of $90,000 and a loss on Silverton Financial Services stock of $100,000.  This loss was incurred due to the failure of Silverton Bank, N.A., a subsidiary of Silverton Financial Services.

The Bank’s effective tax rate was 40% and 21% for the three months ended March 31, 2009 and 2008, respectively. The increase in the effective tax rate in 2009 is due to projected tax benefits due to the Bank’s net operating loss position.

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

At March 31, 2009, the difference between the Bank’s liabilities and assets repricing or maturing within one year, after applying the betas, was $10,725,000, indicating that the Bank was liability sensitive.  Rate shock data show that the Bank’s net interest income would decrease $168,000 on an annual basis if rates increased 100 basis points, and would increase $26,000 on an annual basis if rates fell 100 basis points.  The primary reason for the Bank’s shift to a liability sensitive position from an asset sensitive position at December 31, 2008 was the Bank’s decision to shift assets from fed funds sold to a non-interest bearing account at its primary correspondent bank, as discussed earlier.  This shift resulted in a decrease in the Bank’s short-term interest bearing assets and an increase in its non-interest earning assets, which resulted in the Bank’s rate sensitivity shift.

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

The Corporation monitors its liquidity position weekly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities and securities sold under agreement to repurchase.  At March 31, 2009, the Corporation’s liquidity ratio was 33.0%.  This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed through secured lines of credit and securities repurchase agreements.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at March 31, 2009.

During the first three months of 2009, cash and cash equivalents decreased $3,115,000 to a total of $16,947,000 at March 31, 2009.  Cash outflows from operations totaled $27,000 during the first three months of 2009, while inflows from financing activities totaled $5,331,000, comprised primarily of net increases in securities sold under repurchase agreements of $9,986,000, offset by net decreases of $4,655,000 in deposits.

Investing activities used $8,419,000 of cash and cash equivalents, consisting primarily of purchases of investment securities of $39,932,000, offset by proceeds from calls, maturities and paydowns of investment securities of $29,252,000 and net decreases in loans of $2,245,000.  At March 31, 2009, the Bank had $90,267,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments.  At March 31, 2009, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $27,214,000 and $988,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at March 31, 2009, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at March 31, 2009 and therefore only the Bank’s ratios are presented.  The Bank was considered “well-capitalized” at March 31, 2009.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	11.7%
Tier 1 Capital minimum requirement	4.0%

Excess	7.7%

Total Capital, Actual	12.9%
Total Capital minimum requirement	8.0%

Excess	4.9%

Leverage Ratio

Tier 1 Capital to adjusted total assets	8.0%
Minimum leverage requirement	3.0%

Excess	5.0%

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

Not applicable because the registrant is a smaller reporting company.

Item 4T.  Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of March 31, 2009.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

Date:    May 15, 2009

By:    /s/ Steven A. Rogers
       Steven A. Rogers, Vice President and CFO

Date:    May 15, 2009