Form 10-Q
period 2009-06-30
OCONEE FINANCIAL CORP
filed 2009-08-14
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of August 14, 2009 was 899,815.

i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	June 30, 2009 (unaudited)	December 31, 2008
Assets

Cash and due from banks, including reserve requirements of $25,000	$15,959,731	4,353,492
Federal funds sold	-	15,709,000

Cash and cash equivalents	15,959,731	20,062,492

Investment securities available for sale	86,031,622	79,761,570
Other investments	556,300	679,229
Mortgage loans held for sale	4,562,863	1,638,561

Loans, net of allowance for loan losses of $4,689,200 and $4,215,262	184,474,743	191,557,145

Premises and equipment, net	6,608,922	6,903,890
Other real estate owned	5,509,700	1,776,960
Accrued interest receivable and other assets	6,370,283	5,775,732

Total assets	$310,074,164	308,155,549

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$29,693,497	27,413,165
Interest-bearing	239,470,332	247,624,987

Total deposits	269,163,829	275,038,152

Securities sold under repurchase agreements	15,290,735	6,453,272
Accrued interest payable and other liabilities	973,808	866,937

Total liabilities	285,428,372	282,358,361

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	18,868,147	19,500,772
Accumulated other comprehensive income (loss)	(265,317)	253,454

Total stockholders’ equity	24,645,792	25,797,188

Total liabilities and stockholders’ equity	$310,074,164	308,155,549
See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
For the Three Months and the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Interest Income:
Loans	$2,425,889	2,870,703	$4,769,405	6,336,969
Investment securities:
Tax exempt	191,077	216,313	383,407	451,927
Taxable	629,468	949,739	1,484,599	1,893,974
Federal funds sold and other	27,045	74,047	993	229,409
Total interest income	3,273,479	4,110,802	6,638,404	8,912,279

Interest Expense:
Deposits	1,413,071	2,050,375	2,959,568	4,472,631
Other	114,181	16,638	189,851	30,639
Total interest expense	1,527,252	2,067,013	3,149,419	4,503,270

Net interest income	1,746,227	2,043,789	3,488,985	4,409,009

Provision for loan losses	-	172,400	1,100,000	230,000

Net interest income after provision for loan losses	1,746,227	1,871,389	2,388,985	4,179,009

Other Income:

Service charges on deposit accounts	310,832	381,794	626,186	751,889
Mortgage origination fees	144,185	81,458	283,784	159,173
Securities gains, net	206,377	197,264	105,948	197,264
Income on other real estate owned	267,915	-	267,915	-
Other operating income	202,792	198,929	422,515	469,800
Total other income	1,132,101	859,445	1,706,348	1,578,126

Other Expense:
Salaries and other personnel expense	1,261,358	1,442,392	2,591,999	2,926,098
Net occupancy and equipment expense	345,980	345,678	702,153	699,311
Other operating expense	1,160,516	680,836	1,787,091	1,293,679
Total other expense	2,767,854	2,468,906	5,081,243	4,919,088

Earnings (loss) before income taxes	110,474	261,928	(985,910)	838,047

Income taxes (benefit)	44,188	12,925	(353,286)	134,195

Net earnings (loss)	$66,286	249,003	$(632,624)	703,852

Earnings (loss) per common share based on average
outstanding shares of 899,815	$0.07	0.28	$(0.70)	0.78

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months and the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008

Net earnings (loss)	$66,286	249,003	$(632,624)	703,852

Other comprehensive loss, net of tax benefit:
Unrealized losses on securities available for sale:
Holding losses arising during period, net of tax benefit
of ($149,063), (712,386), ($277,199) and ($464,745)	(243,622)	(1,164,289)	(453,041)	(759,556)

Reclassification adjustments for gains included in net
Earnings (loss), net of tax of $78,341, $74,881, $40,218 and $74,881	(128,036)	(122,383)	(65,730)	(122,383)

Total other comprehensive loss	(371,658)	(1,286,672)	(518,771)	(881,939)

Comprehensive loss	$(305,372)	(1,037,669)	$(1,151,395)	(178,087)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(632,624)	$703,852
Adjustments to reconcile net earnings (loss) to net
cash used by operating activities:
Provision for loan losses	1,100,000	230,000
Depreciation, amortization and accretion	267,499	315,560
Gains on sales of securities	(105,948)	(197,264)
Loss on sales of other real estate owned	10,433	-
Change in assets and liabilities:
Interest receivable and other assets	(277,134)	(241,628)
Interest payable and other liabilities	106,871	(184,494)
Mortgage loans held for sale	(2,924,302)	(2,514,927)

Net cash used by operating activities	(2,455,205)	(1,888,901)

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	7,488,766	7,320,481
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	113,583,426	22,362,201
Purchases of investment securities available for sale	(127,918,938)	(21,066,435)
Proceeds from redemption of other investments	22,500	27,500
Net change in loans	2,066,763	9,517,740
Purchases of premises and equipment	(25,649)	(150,658)
Proceeds from sales of other real estate	172,436	157,306

Net cash (used) provided by investing activities	(4,610,696)	18,168,135

Cash flows from financing activities:
Net change in deposits	(5,874,323)	(8,463,859)
Net change in securities sold under repurchase agreements	8,837,463	280,167
Dividends paid	-	(1,034,787)

Net cash provided (used) by financing activities	2,963,140	(9,218,479)

Net (decrease) increase in cash and cash equivalents	(4,102,761)	7,060,755

Cash and cash equivalents at beginning of period	20,062,492	20,889,937

Cash and cash equivalents at end of period	$15,959,731	$27,950,692

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Supplemental cash flow information:
Cash paid for interest	$3,186,842	$4,728,526
Cash paid for taxes	$-	$167,500

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$3,760,486	$155,920
Change in net unrealized losses on investment securities
available for sale, net of tax benefit	$(518,771)	$(881,939)
Change in dividends payable	$-	$1,034,787

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

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein.  All such adjustments are of a normal recurring nature.

Operating results for the three and six –month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-K for the year ended December 31, 2008.

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

(3)           Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Six Months Ended June 30,
	2009	2008

Balance at beginning of year	$4,215,262	3,335,825
Amounts charged off	(646,533)	(85,141)
Recoveries on amounts previously charged off	20,471	15,878
Provision for loan losses	1,100,000	230,000

Balance at June 30	$4,689,200	3,496,562

(4)       Fair Value Measurements

On April 9, 2009, the FASB issued three final Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides guidelines for making fair value measurements more consistent with the principles presented in FASB SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have decreased significantly. FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”) enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP 115-2”) provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

All three Staff Positions were effective for interim and annual periods ending after June 15, 2009. Entities were permitted to early adopt these Staff Positions for interim and annual periods ending after March 15, 2009, but had to adopt all three Staff Positions concurrently. Oconee adopted these Staff Positions for the quarterly period ending June 30, 2009, as required. The adoption of FSP 157-4 and FSP 107-1 did not have any material impact on Oconee’s financial statements taken as a whole.

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The tables below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at June 30, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Securities	$86,032	$-	$86,032	$-
Loans held for sale	4,563	-	4,563	-

	Balance at December 31, 2008
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Securities	$79,762	$-	$79,762	$-
Loans held for sale	1,639	-	1,639	-

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or fair value. The table below presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at June 30, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$11,435	$-	$-	$11,435
Foreclosed assets	5,510	-	-	5,510

	Balance at December 31, 2008
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$17,531	$-	$-	$17,531
Foreclosed assets	1,782	-	-	1,782

For the six-month period ending June 30, 2009, the Bank recognized $499,000 in charge-offs of impaired loans and foreclosed assets reported in the table above.  These charge-offs were primarily due to declining appraised value of real estate securing the impaired loan.  The Bank will continue to update appraisals regularly and will recognize any declines in collateral value through further charge-offs.

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

The estimated fair values of the Company’s financial instruments as of June 30, 2009 are as follows:

	Carrying	Estimated
	Amount	Fair Value
Assets:	(In thousands)
Cash and cash equivalents	$15,960	15,960
Investment securities	$86,032	86,032
Restricted equity securities	$556	556
Mortgage loans held for sale	$4,563	4,563
Loans, net	$184,475	186,088

Liabilities:
Deposits and securities sold under
repurchase agreement	$284,455	285,604

(5)       Investments

Investment securities available for sale at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government sponsored agencies	$46,692,787	89,627	259,737	46,522,677
State, county and municipal	16,707,164	124,334	524,377	16,307,121
Mortgage-backed securities	21,440,410	497,293	40,221	21,897,482
Other debt securities	1,618,917	-	314,575	1,304,342

Total	$86,456,278	711,254	1,138,910	86,031,622

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government sponsored agencies	$37,171,757	959,666	-	38,131,423
State, county and municipal	17,714,238	84,212	993,961	16,804,489
Mortgage-backed securities	22,846,975	517,867	790	23,364,052
Other debt securities	1,620,067	-	158,461	1,461,606

Total	$79,353,037	1,561,745	1,153,212	79,761,570

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Government sponsored agencies	$37,704,678	259,737	-	-
State, county and municipal	6,154,621	176,061	2,900,638	348,316
Mortgage-backed securities	2,205,531	40,221	-	-
Other debt securities	-	-	1,618,917	314,575

	$46,064,830	476,019	4,519,555	662,891

	December 31, 2008
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Government sponsored agencies	$-	-	-	-
State, county and municipal	10,833,908	907,749	692,675	86,212
Mortgage-backed securities	208,311	790	-	-
Other debt securities	1,620,067	158,461	-	-

	$12,662,286	1,067,000	692,675	86,212

The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of June 30, 2009 and December 31, 2008 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers.  Included in the table above as of June 30, 2009 were 20 out of 27 securities issued by U.S. government sponsored agencies, 23 out of 42 securities issued by state and political subdivisions, 3 of 24 mortgage-backed securities, and 2 of 2 other debt securities that contained unrealized losses.  Included in the table above as of December 31, 2008 were 30 out of 44 securities issued by state and political subdivisions that contained unrealized losses, 1 of 22 mortgage-backed securities, and 2 of 2 other debt securities that contained unrealized losses.  The entire investment portfolio is classified as available for sale.  However, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its cost basis.

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include duration and magnitude of the decline in value, the financial condition of the issuer or issuers, structure of the security and Oconee’s intent to sell the security or whether it's more likely than not that Oconee would be required to sell the security before its anticipated recovery in market value. At June 30, 2009, management performed its quarterly analysis of all securities with an unrealized loss and concluded no individual securities were other-than-temporarily impaired.

The amortized cost and fair value of investment securities available for sale at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$18,425,645	18,438,654
Due from one to five years	2,035,454	2,046,796
Due from five to ten years	9,243,232	9,189,975
Due after ten years	35,314,537	34,458,715
Mortgage-backed securities	21,440,410	21,897,482

	$86,459,278	86,031,622

The proceeds from the sales and gross gains and gross losses realized by Oconee from sales of securities for the three months and the six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Proceeds from sales	$7,488,766	7,320,481	7,488,766	7,320,481

Gross gains realized	$206,377	197,264	206,377	197,264
Gross losses realized	-	-	100,429	-

Net gain realized	$206,377	197,264	105,948	197,264

Securities with a carrying value of approximately $58,384,000 and $63,014,000 at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes as required by law.

Restricted equity securities consist of the following:

	June 30, 2009	December 31, 2008
Federal Home Loan Bank Stock	$556,300	606,300
Silverton Financial Services, Inc. Stock	-	100,429
	$556,300	706,729

During the first quarter of 2009, Oconee recognized an impairment loss of $100,000 on an equity investment in Silverton Financial Services, the parent company of Silverton Bank, a financial institution that failed during the quarter. The impairment loss represents the full amount of Oconee’s investment in Silverton.

(6)       Subsequent Events

Subsequent events have been evaluated through August 14, 2009, which is the date the financial statements were available to be issued.

Effective July 31, 2009, the Bank closed its Athens branch due to continued decline in transaction activity.  The branch is leased until June 2010, and the Bank is actively pursuing a sub-lease for the remainder of the lease term.

During July 2009, the Bank received a pay-off of a non-accrual loan totaling $4,100,000 on a loan that was on nonaccrual status at June 30, 2009.  The pay-off was for the full book value of the loan, therefore, no loss was recognized on the transaction.

(7)       Recent Accounting Pronouncements

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162(“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. Oconee will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on Oconee’s financial statements taken as a whole.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which change the way entities account for securitizations and special-purpose entities.  SFAS 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date. Oconee will adopt both SFAS 166 and SFAS 167 on January 1, 2010, as required. Management has not determined the impact adoption may have on Oconee’s consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. Oconee adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Oconee’s financial statements taken as a whole.

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

Total assets at June 30, 2009 were $310,074,000, representing a $1,918,000 (0.62%) increase from December 31, 2008.  Investment securities increased $6,270,000 as compared to December 31, 2008, primarily as a result of the Bank’s decision to cease selling unsecured Federal Funds to other financial institutions during the   first half of 2009.  The Bank began purchasing short-term, typically three to four-week investment securities to replace interest income and liquidity that was given up by its exit from the Federal Funds market.  The decision to stop selling Federal Funds was made due to the uncertainty and volatility within the banking industry and to reduce the risk associated with selling those funds to banks that were not well capitalized.  Loans decreased $6,627,000 (3.38%) at June 30, 2009 as compared to December 31, 2008, primarily due to loan pay-downs and the shifting of $3,760,000 from loans to other real estate owned during the first six months of 2009.  Deposits decreased $5,874,000 (2.14%) from December 31, 2008.  The decrease in deposits is primarily attributable to decreases in interest-bearing checking accounts of $13,365,000, offset by increases in time deposits of $6,264,000 as compared to December 31, 2008 balances.  Securities sold under repurchase agreements increased $8,837,000 at June 30, 2009 as compared to December 31, 2008, primarily due to two significant deposit relationships shifting their deposit relationships from interest-bearing checking and time deposit accounts into  repurchase agreements.  The allowance for loan losses at June 30, 2009 was $4,689,000, compared to the December 31, 2008 balance of $4,215,000, representing 2.48% of total loans at June 30, 2009, compared to 2.15% of total loans at December 31, 2008. Cash and cash equivalents decreased $4,102,000 from December 31, 2008.  Total stockholders’ equity at June 30, 2009 of $24,646,000 decreased $1,151,000 (4.46%) from December 31, 2008 due to a net loss for the first six months of 2009 of $633,000 and a decline in market value of investment securities, net of tax, of $518,000.

The following table presents a summary of the Bank’s loan portfolio by loan type at June 30, 2009 (dollars are in thousands).

	Amount	Percentage
	(In thousands)
Commercial, financial and agricultural	$27,253	14.4%
Real estate – mortgage	108,076	57.1%
Real estate – commercial construction	46,053	24.4%
Real estate – consumer construction	770	0.4%
Consumer	7,012	3.7%
Total loans	$189,164	100.0%

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $34,880,000 at June 30, 2009, representing an increase of $4,302,000 (14.07%) from December 31, 2008.  This increase is primarily attributable to increases of $3,733,000 in other real estate owned and $2,102,000 in loans 90 days or more past due, offset by a decrease in nonaccrual loans of $1,541,000.  The increase in loans 90 days or more past due is due to several loans to one borrower that were in the process of being renewed at June 30, 3009, but were being held up due to some legal proceedings that were necessary prior to renewal of the loans.  Total nonperforming assets were 18.44% of total loans at June 30, 2009, compared to 15.62% at December 31, 2008.  Nonperforming assets represented 11.25% of total assets at June 30, 2009, compared to 9.92% of total assets at December 31, 2008.  Nonaccrual loans represented 14.40% of total loans outstanding at June 30, 2009, compared to 14.70% of total loans outstanding at December 31, 2008.  Subsequent to June 30, 2009, the Bank received a pay-off of $4,100,000 on a loan that was on nonaccrual status at June 30, 2009.  The pay-off was for the full book value of the loan, therefore, no loss was recognized on the transaction.  There were no related party loans which were considered to be nonperforming at June 30, 2009.  A summary of non-performing assets at June 30, 2009, December 31, 2008 and June 30, 2008 is presented in the following table (dollars are in thousands).

	June 30, 2009	December 31, 2008	June 30, 2008
Other real estate	$5,510	1,777	-
Repossessions	13	5	6
Non-accrual loans	27,231	28,772	16,287
Accruing loans 90 days or more past due	2,126	24	16

The table below details the changes in other real estate owned for the six months ending June 30, 2009 and 2008 (dollars are in thousands).

	2009	2008
Balance at January 1	1,777	-
Transfer from loans to other real estate	3,760	156
Capital improvements on other real estate	156	-
Sales of other real estate	(162)	(156)
Write-downs on other real estate	(21)	-
Balance at June 30	5,510	-

As of June 30, 2009, the allowance for loan losses was allocated as follows (dollars are in thousands).

	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$977	20.8%	14.4%
Real Estate - Commercial Construction	1,182	25.2%	24.4%
Consumer	178	3.8%	3.7%
Real Estate - Mortgage	1,712	36.5%	57.1%
Unallocated	640	13.7%	0.4%
Total	$4,689	100.0%	100.0%

The unallocated allowance for loan losses increased to $640,000, which represented 13.7% of the allowance at June 30, 2009 from $101,000, or 1.9% of the allowance, at March 31, 2009.  The increase in unallocated reserve balances is primarily due to shifts from loans to other real estate owned totaling $1,537,000.  The shift resulted in the allocation for commercial real estate construction loans declining, with these reserves shifting to unallocated status.

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

At June 30, 2009, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry.  As of June 30, 2009, the Corporation had total commitments for construction and development loans of $31,939,000, of which $28,277,000 was funded and outstanding.  The local housing industry has slowed considerably over the past 12 to 18 months, as has occurred at the state and national level.  New loan requests have been down as compared to prior periods due to this slowdown.  The immediate challenge for the Bank is to finance builders and developers with the financial strength to deal with the current weaker demand, while working with financially weaker builders in an attempt to help them work through this economic downturn.

Total commitment amounts for hotel and motel loans were $20,062,000 at June 30, 2009, of which $19,497,000 was funded and outstanding.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.

Results of Operations

Net interest income decreased $920,000 (20.87%) in the first six months of 2009 compared to the same period for 2008 as a result of a decline in the interest rate spread and a decrease in average interest-earning assets.  The Bank’s net interest margin for the first six months of 2009 was 2.76%, compared to 3.09% for the same time period during 2008.  Yield on interest earning assets for the six-month period ending June 30, 2009 was 4.90%, compared to 6.07% for the six-month period ending June 30, 2008.  Average rate paid on interest bearing liabilities was 2.27% for the six months ending June 30, 2009, compared to 2.99% for the same period during 2008.  The primary reasons for the changes in yield on interest earning assets are a significant increase in the average balances of nonaccrual loans in the first two quarters of 2009 as compared to the same time period for 2008 and a lower interest rate environment in the first six months of 2009 as compared 2008.  The reduction in the average rate paid on interest bearing liabilities is a result of the lower interest rate environment in 2009.

Interest income for the first six months of 2009 was $6,638,000, representing a decrease of $2,274,000 (25.52%) as compared to the same period in 2008.  Interest expense for the first six months of 2009 decreased $1,354,000 (30.07%) compared to the same period in 2008.  The decrease in interest income during the first six months of 2009 compared to the same period in 2008 is primarily attributable to a lower average level of interest-earning assets at lower interest rate levels in 2009 as compared to 2008.  Year-to-date average interest earning assets were $38,299,000 lower during the first six months of 2009 as compared to 2008.  This is primarily due to a reduction in average interest-earning loans of $19,935,000 and federal funds sold of $13,147,000.  The decrease in interest expense is primarily attributable to a lower interest rate environment for deposits.

For the quarter ended June 30, 2009, net income was $66,000, as compared to a net income of $249,000 for the second quarter of 2008.  Net interest income for the quarterly period ended June 30, 2009 was $1,746,000, as compared to $2,044,000 for the same time period in 2008.  The reduction in net interest income in 2009 was primarily due to a decline in interest income of $837,000, offset by a decrease in interest expense of $540,000.  The decline in interest income was primarily due to lower levels of interest-earning assets in 2009 as compared to 2008.  The decrease in interest expense is due to a lower interest rate environment in 2009.  Other income increased during the second quarter 2009 by $273,000 as compared to 2008 due to an increase in income on other real estate owned of $268,000 fro the operation of a foreclosed motel.  Other expenses for the second quarter of 2009 were $2,768,000, and increase of $281,000 over 2008 expenses.  The increase is primarily attributable to an increase in other operating expenses of $480,000, offset by a reduction in salary and personnel expenses of $181,000.  The increase in other operating expenses is due to an increase in regulatory expenses of $256,000, primarily due to a one-time special assessment from the FDIC that was accrued during the second quarter of $175,000.  These additional expenses were offset by a reduction in salaries and personnel expense, primarily resulting from the Bank’s implementation of a hiring freeze during the second half of 2008 and management’s decision to not replace positions vacated during the second half of 2008 and the first half of 2009.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the six months ended June 30, 2009, the provision for loan losses was $1,100,000, compared to $230,000 for the same period in 2008. The provision for loan losses increased in 2009 as compared to 2008 as a result of a higher level of impaired loans in 2009 as compared to 2008.  The impaired loans are primarily tied to the construction and real estate development industry, which has continued to experience a prolonged downturn into 2009.  The Bank did not make a provision to the loan loss reserve during the second quarter of 2009.  This decision was made due to the Bank’s analysis of the reserve showing, in management’s opinion, adequate levels of reserves without additional provisions.  The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first six months of 2009 increased $128,000 (8.12%) compared to the first six months of 2008.  This increase is primarily attributable to increases of $268,000 in income on other real estate and $125,000 in mortgage origination fees, offset by a $112,000 decline in non-sufficient funds service charges and a $91,000 reduction in net gains on sales of investment securities.  The net gain on sales of investment securities includes a loss of $100,000 on Silverton Financial Services stock.  The loss on Silverton Financial Services stock was incurred due to the failure of Silverton Bank, N.A., a subsidiary of Silverton Financial Services.

The income on other real estate owned is revenue generated by the operation of a motel that the Bank foreclosed on in February of 2009.  The motel is owned by Motel Holdings Georgia, Inc., a wholly-owned subsidiary of the Bank, and is operated through a management contract with a hospitality company.  The revenues and expenses from the motel operations are consolidated with the Bank operations for purposes of financial statement disclosure.

Other expenses for the first six months of 2009 increased $162,000 (3.30%) compared to the first six months in 2008. The increase is primarily attributable to an increase in Federal Deposit Insurance Commission (FDIC) insurance assessments of $301,000 and an increase in expenses on other real estate of $254,000, offset by reductions of salaries and other personnel expense of $334,000 and advertising and marketing expense of $204,000.  The increase in FDIC insurance assessments was primarily due to a one-time assessment that the FDIC enacted as of June 30, 2009 to all of its member institutions.  The increase in expenses on other real estate was due to operating expenses of $265,000 associated with the foreclosed motel mentioned in the previous paragraph.

Effective July 31, 2009, the Bank closed its Athens branch due to continued decline in transaction activity.  The branch is leased until June 2010, and the Bank is actively pursuing a sub-lease for the remainder of the lease term.

The Bank’s effective tax rate was 36% and 16% for the six months ended June 30, 2009 and 2008, respectively. The increase in the effective tax rate in 2009 is due to projected tax benefits due to the Bank’s net operating loss position. In addition, for the six-month period ended June 30, 2008, the Bank was showing profitable operating income.  The taxable portion of the income was decreased by tax-free income on investment securities when calculating income taxes.  Because the percentage of tax-free income was considerable when compared to total income, the resulting decrease in the Bank’s effective tax rate was more significant than in past periods.

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

At June 30, 2009, the difference between the Bank’s liabilities and assets repricing or maturing within one year, after applying the betas, was $25,593,000, indicating that the Bank was liability sensitive.  Due to a large percentage of the Bank’s floating rate loans being currently priced at floor rates, meaning that the loans will not reprice in a falling rate environment, rate shock data show that the Bank’s net interest income would increase $213,000 on an annual basis if rates decreased 100 basis points, and would increase $25,000 on an annual basis if rates increased 100 basis points.  The primary reason for the Bank’s shift to a liability sensitive position during the first half of 2009 from an asset sensitive position at December 31, 2008 was the Bank’s decision to shift assets from fed funds sold to a non-interest bearing account at its primary correspondent bank, as discussed earlier.  This shift resulted in a decrease in the Bank’s short-term interest bearing assets and an increase in its non-interest earning assets, which resulted in the Bank’s rate sensitivity shift.

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

The Corporation monitors its liquidity position weekly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, unpledged investment securities and other secondary sources of liquidity, such as borrowing capacity from correspondent banks, by the sum of the Corporation’s deposit liabilities.  At June 30, 2009, the Corporation’s liquidity ratio was 20.6%.  This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed through secured lines of credit and securities repurchase agreements.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at June 30, 2009.

During the first six months of 2009, cash and cash equivalents decreased $4,103,000 to a total of $15,960,000 at June 30, 2009.  Cash outflows from operations totaled $2,455,000 during the first six months of 2009, while inflows from financing activities totaled $2,963,000, comprised primarily of net increases in securities sold under repurchase agreements of $8,837,000, offset by net decreases of $5,874,000 in deposits.

Investing activities used $4,611,000 of cash and cash equivalents, consisting primarily of purchases of investment securities of $127,919,000, offset by proceeds from calls, maturities and paydowns of investment securities of $113,583,000 and net decreases in loans of $2,067,000.  At June 30, 2009, the Bank had $86,032,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments.  At June 30, 2009, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $28,772,000 and $981,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at June 30, 2009, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at June 30, 2009 and therefore only the Bank’s ratios are presented.  The Bank met the requirements to be considered “well-capitalized” at June 30, 2009.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	11.6%
Tier 1 Capital minimum requirement	4.0%

Excess	7.6%

Total Capital, Actual	12.9%
Total Capital minimum requirement	8.0%

Excess	4.9%

Leverage Ratio

Tier 1 Capital to adjusted total assets	7.9%
Minimum leverage requirement	3.0%

Excess	4.9%

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

Not applicable because the registrant is a smaller reporting company.

Item 4T.  Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of June 30, 2009.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

(a)	Oconee Financial Corporation’s annual meeting of stockholders was held on May 4, 2009.

(b)	The following is a summary of matters submitted to a vote of security holders:

1.     The election * of the following directors to serve the current year term:

G. Robert Bishop	Henry C. Maxey
Jimmy L. Christopher	Ann B. Powers
Douglas D. Dickens	Jerry K. Wages
J. Albert Hale, Sr.	Virginia S. Wells
B. Amrey Harden	Tom F. Wilson

A tabulation of votes concerning the above issue is as follows:

Shares voted in favor	677,551
Shares voted in person against	0
Shares abstained from voting	0

Total shares represented	677,551
Total shares outstanding	899,815

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

Date:    August 14, 2009

By:  /s Steven A. Rogers
       Steven A. Rogers, Vice President and CFO

Date:    August 14, 2009