Form 10-Q
period 2009-09-30
OCONEE FINANCIAL CORP
filed 2009-11-16
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to  __________

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
Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of November 16, 2009 was 899,815.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	September 30, 2009 (unaudited)	December 31, 2008
Assets

Cash and due from banks, including reserve requirements of $25,000	$23,834,149	4,353,492
Federal funds sold	-	15,709,000

Cash and cash equivalents	23,834,149	20,062,492

Investment securities available for sale	69,976,505	79,761,570
Other investments	556,300	679,229
Mortgage loans held for sale	1,810,471	1,638,561

Loans, net of allowance for loan losses of $4,597,659 and $4,215,262	177,228,347	191,557,145

Premises and equipment, net	6,456,789	6,903,890
Other real estate owned	5,665,233	1,776,960
Accrued interest receivable and other assets	5,736,741	5,775,732

Total assets	$291,264,535	308,155,549

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$28,688,748	27,413,165
Interest-bearing	224,729,830	247,624,987

Total deposits	253,418,578	275,038,152

Securities sold under repurchase agreements	11,324,052	6,453,272
Accrued interest payable and other liabilities	867,909	866,937

Total liabilities	265,610,539	282,358,361

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	18,885,042	19,500,772
Accumulated other comprehensive income	725,992	253,454

Total stockholders’ equity	25,653,996	25,797,188

Total liabilities and stockholders’ equity	$291,264,535	308,155,549
See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
For the Three Months and the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Interest Income:
Loans	$2,383,214	2,751,772	$7,152,619	9,088,741
Investment securities:
Tax exempt	173,934	197,037	557,341	648,964
Taxable	660,230	867,770	2,144,829	2,761,744
Federal funds sold and other	12,175	48,431	13,168	277,840
Total interest income	3,229,553	3,865,010	9,867,957	12,777,289

Interest Expense:
Deposits	1,380,413	1,728,579	4,339,981	6,201,210
Other	99,099	72,746	288,950	103,385
Total interest expense	1,479,512	1,801,325	4,628,931	6,304,595

Net interest income	1,750,041	2,063,685	5,239,026	6,472,694

Provision for loan losses	240,000	368,000	1,340,000	598,000

Net interest income after provision for loan losses	1,510,041	1,695,685	3,899,026	5,874,694

Other Income:

Service charges on deposit accounts	337,357	398,774	963,543	1,150,663
Mortgage origination fees	73,464	104,205	357,248	263,378
Securities gains, net	44,343	-	150,291	197,264
Income on other real estate owned	171,637	-	439,552	-
Other operating income	221,795	200,904	644,310	670,704
Total other income	848,596	703,883	2,554,944	2,282,009

Other Expense:
Salaries and other personnel expense	1,208,095	1,087,865	3,800,094	4,013,963
Net occupancy and equipment expense	340,000	340,017	1,042,153	1,039,328
Other operating expense	782,502	707,782	2,569,593	2,001,461
Total other expense	2,330,597	2,135,664	7,411,840	7,054,752

Earnings (loss) before income taxes	28,040	263,904	(957,870)	1,101,951

Income taxes (benefit)	11,146	24,705	(342,140)	158,900

Net earnings (loss)	$16,894	239,199	$(615,730)	943,051

Earnings (loss) per common share based on average
outstanding shares of 899,815	$0.02	0.27	$(0.68)	1.05

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)
For the Three Months and the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008

Net earnings (loss)	$16,894	239,199	$(615,730)	943,051

Other comprehensive income (loss), net of tax benefit:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax
(benefit) of $623,378, $358,057, $346,179 and ($106,688)	1,018,820	585,191	565,779	(174,365)

Reclassification adjustments for gains included in net
earnings (loss), net of tax of $16,832, $0, $57,050 and $74,881	(27,511)	-	(93,241)	(122,383)

Total other comprehensive income (loss)	991,309	585,191	472,538	(296,748)

Comprehensive income (loss)	$1,008,203	824,390	$(143,192)	646,303

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$(615,730)	$943,051
Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
Provision for loan losses	1,340,000	598,000
Depreciation, amortization and accretion	441,840	496,168
Gains on sales of securities	(150,291)	(197,264)
Loss on sales of other real estate owned	184,055	-
Change in assets and liabilities:
Interest receivable and other assets	(250,138)	(230,863)
Interest payable and other liabilities	972	(547,338)
Mortgage loans held for sale	(171,910)	536,987

Net cash provided by operating activities	778,798	1,598,741

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	12,937,169	7,320,481
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	141,315,102	27,205,789
Purchases of investment securities available for sale	(143,423,909)	(22,566,435)
Proceeds from redemption of other investments	22,500	27,500
Net change in loans	8,619,687	1,727,903
Purchases of premises and equipment	(25,649)	(188,031)
Proceeds from sales of other real estate	296,753	157,306

Net cash provided by investing activities	19,741,653	13,684,513

Cash flows from financing activities:
Net change in deposits	(21,619,574)	(20,424,969)
Net change in securities sold under repurchase agreements	4,870,780	8,803,785
Dividends paid	-	(1,034,787)

Net cash used by financing activities	(16,748,794)	(12,655,971)

Net increase in cash and cash equivalents	3,771,657	2,627,283

Cash and cash equivalents at beginning of period	20,062,492	20,889,937

Cash and cash equivalents at end of period	$23,834,149	$23,517,220

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008

Supplemental cash flow information:
Cash paid for interest	$4,694,453	$6,724,678
Cash paid for taxes	$-	$281,500

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$4,215,782	$319,770
Change in net unrealized losses on investment securities
available for sale, net of tax benefit	$472,538	$(296,748)
Change in dividends payable	$-	$1,034,787

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

Operating results for the three and nine –month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-K for the year ended December 31, 2008.

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

(3)           Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Nine Months Ended September 30,
	2009	2008

Balance at beginning of year	$4,215,262	3,335,825
Amounts charged off	(985,924)	(125,828)
Recoveries on amounts previously charged off	28,321	24,584
Provision for loan losses	1,340,000	598,000

Balance at September 30	$4,597,659	3,832,581

(4)       Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under generally accepted accounting principles.  FASB ASC Topic 820 applies to all financial instruments that are being measured and reported on a fair value basis.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale, derivatives and certain deposits are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, foreclosed property and held-to-maturity securities.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under FASB ASC Topic 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures its impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The tables below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at September 30, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Securities	$69,977	$-	$69,977	$-
Loans held for sale	1,810	-	1,810	-

	Balance at December 31, 2008
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Securities	$79,762	$-	$79,762	$-
Loans held for sale	1,639	-	1,639	-

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principles. These include assets that are measured at the lower of cost or fair value. The table below presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at September 30, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$8,610	$-	$-	$8,610
Foreclosed assets	5,665	-	-	5,665

	Balance at December 31, 2008
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$17,531	$-	$-	$17,531
Foreclosed assets	1,782	-	-	1,782

For the nine-month period ending September 30, 2009, the Bank recognized $654,000 in charge-offs of impaired loans and foreclosed assets reported in the table above.  These charge-offs were primarily due to declining appraised value of real estate securing the impaired loan.  The Bank will continue to update appraisals regularly and will recognize any declines in collateral value through further charge-offs.

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

The estimated fair values of the Company’s financial instruments as of September 30, 2009 are as follows:

	Carrying	Estimated
	Amount	Fair Value
Assets:	(In thousands)
Cash and cash equivalents	$23,834	23,834
Investment securities	$69,977	69,977
Restricted equity securities	$556	556
Mortgage loans held for sale	$1,810	1,810
Loans, net	$177,228	182,595

Liabilities:
Deposits and securities sold under
repurchase agreement	$264,743	265,688

(5)       Investments

Investment securities available for sale at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government sponsored agencies	$29,922,926	429,729	60,211	30,292,444
State, county and municipal	11,211,070	250,986	81,656	11,380,400
Mortgage-backed securities	26,054,029	838,767	5,692	26,887,104
Other debt securities	1,618,279	-	201,722	1,416,557

Total	$68,806,304	1,519,482	349,281	69,976,505

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government sponsored agencies	$37,171,757	959,666	-	38,131,423
State, county and municipal	17,714,238	84,212	993,961	16,804,489
Mortgage-backed securities	22,846,975	517,867	790	23,364,052
Other debt securities	1,620,067	-	158,461	1,461,606

Total	$79,353,037	1,561,745	1,153,212	79,761,570

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Government sponsored agencies	$6,217,188	60,211	-	-
State, county and municipal	-	-	1,192,219	81,656
Mortgage-backed securities	5,436,209	5,692	-	-
Other debt securities	-	-	1,416,557	201,722

	$11,653,397	65,903	2,608,776	283,378

	December 31, 2008
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Government sponsored agencies	$-	-	-	-
State, county and municipal	10,833,908	907,749	692,675	86,212
Mortgage-backed securities	208,311	790	-	-
Other debt securities	1,620,067	158,461	-	-

	$12,662,286	1,067,000	692,675	86,212

The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of September 30, 2009 and December 31, 2008 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers.  Included in the table above as of September 30, 2009 were 0 out of 25 securities issued by U.S. government sponsored agencies, 3 out of 27 securities issued by state and political subdivisions, 0 of 28 mortgage-backed securities, and 2 of 2 other debt securities that contained unrealized losses.  Included in the table above as of December 31, 2008 were 30 out of 44 securities issued by state and political subdivisions that contained unrealized losses, 1 of 22 mortgage-backed securities, and 2 of 2 other debt securities that contained unrealized losses.  The entire investment portfolio is classified as available for sale.  However, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its cost basis.

Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include duration and magnitude of the decline in value, the financial condition of the issuer or issuers, structure of the security and Oconee’s intent to sell the security or whether it’s more likely than not that Oconee would be required to sell the security before its anticipated recovery in market value. At September 30, 2009, management performed its quarterly analysis of all securities with an unrealized loss and concluded no  individual securities were other-than-temporarily impaired.

The amortized cost and fair value of investment securities available for sale at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$430,000	439,821
Due from one to five years	910,263	917,163
Due from five to ten years	12,877,738	13,067,323
Due after ten years	28,534,274	28,665,094
Mortgage-backed securities	26,054,029	26,887,104

	$68,806,304	69,976,505

The proceeds from the sales and gross gains and gross losses realized by Oconee from sales of  investment securities for the three months and the nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Proceeds from sales	$5,448,403	-	12,937,169	7,320,481

Gross gains realized	$52,497	-	258,874	197,264
Gross losses realized	8,154	-	108,583	-

Net gain realized	$44,343	-	150,291	197,264

Securities with a carrying value of approximately $50,252,000 and $63,014,000 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes as required by law.

Restricted equity securities consist of the following:

	September 30, 2009	December 31, 2008
Federal Home Loan Bank Stock	$556,300	606,300
Silverton Financial Services, Inc. Stock	-	100,429
	$556,300	706,729

During the first quarter of 2009, Oconee recognized an impairment loss of $100,429 on an equity investment in Silverton Financial Services, the parent company of Silverton Bank, a financial institution that failed during the quarter. The impairment loss represents the full amount of Oconee’s investment in Silverton.

(6)       Subsequent Events

Subsequent events have been evaluated through November 16, 2009, which is the date the financial statements were available to be issued.  No material subsequent events have occurred as of that date which would warrant disclosure in the Company’s Form 10-Q for the period ending September 30, 2009.

(7)       Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB Accounting Standards Codification (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement was effective for Oconee’s financial statements beginning in the interim period ended September 30, 2009.

Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“Statement 162”), which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Upon becoming effective, all of the content of the Codification carries the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy. The adoption of the Codification and ASU 2009-01 did not have any effect on Oconee’s results of operations or financial position. All references to accounting literature included in the notes to the financial statements have been changed to reference the appropriate sections of the Codification.

In June 2009, the FASB issued Accounting Standards Update No. 2009-02 (“ASU 2009-02”), Omnibus Update – Amendments to Various Topics for Technical Corrections. The adoption of ASU 2009-02 did not have any effect on Oconee’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-03 (“ASU 2009-03”), SEC Update – Amendments to Various Topics Containing SEC Staff Accounting Bulletins. ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. This ASU did not have any effect on Oconee’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04 (“ASU 2009-04”), Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99. ASU 2009-04 represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities. ASU 2009-04 did not have any effect on Oconee’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.)	A valuation technique that uses:
a.	The quoted price of the identical liability when traded as an asset
b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.
2.)
Another valuation technique that is consistent with the principles of ASC Topic 820. Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-5 is effective for Oconee in the fourth quarter of 2009. Because Oconee does not currently have any liabilities that are recorded at fair value, the adoption of this guidance will not have any impact on results of operations, financial position or disclosures.

In September 2009, the FASB issued Accounting Standards Update No. 2009-06 (“ASU 2009-06”), Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes by addressing 1.) whether income taxes paid by an entity are attributable to the entity or its owners, 2.) what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity, and 3.) how accounting for uncertainty in income taxes should be applied when a group of related entities comprise both taxable and nontaxable entities. ASU 2009-06 also eliminates certain disclosure requirements for nonpublic entities. The guidance and disclosure amendments included in ASU 2009-06 were effective for Oconee in the third quarter of 2009 and had no impact on results of operations, financial position or disclosures.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASU 2009-07”), Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2009-07 represents technical corrections to various topics containing SEC guidance. This ASU did not have any effect on Oconee’s results of operations, financial position or disclosures.

In September 2009, the FASB issued Accounting Standards Update No. 2009-08 (“ASU 2009-08”), Earnings Per Share – Amendments to Section 260-10-S99. ASU 2009-08 represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of Preferred Stock. This ASU did not have any effect on Oconee’s results of operations, financial position or disclosures.

In September 2009, the FASB issued Accounting Standards Update No. 2009-09 (“ASU 2009-09”), Accounting for Investments – Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees – Amendments to Sections 323-10-S99 and 505-50-S99. ASU 2009-09 represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Accounting Standards Codification incorrectly. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. This ASU did not have any effect on Oconee’s results of operations, financial position or disclosures.

In September 2009, the FASB issued Accounting Standards Update No. 2009-10 (“ASU 2009-10”), Financial Services – Broker and Dealers: Investments – Other – Amendment to Subtopic 940-325. ASU 2009-10 codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. This ASU did not have any effect on Oconee’s results of operations, financial position or disclosures.

In September 2009, the FASB issued Accounting Standards Update No. 2009-11 (“ASU 2009-11”), Extractive Activities – Oil and Gas – Amendment to Section 932-10-S99. ASU 2009-11 represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. This ASU is not applicable to Oconee and therefore did not have any effect on Oconee’s results of operations, financial position or disclosures.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (“ASU 2009-12”), Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 is not applicable to Oconee and therefore did not have any effect on Oconee’s results of operations, financial position or disclosures.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this ASU will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. This ASU is not expected to have any effect on Oconee’s results of operations, financial position or disclosures.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (“ASU 2009-14”), Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force. ASU 2009-14 addresses concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. This ASU is not applicable to Oconee and therefore did not have any effect on Oconee’s results of operations, financial position or disclosures.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (“ASU 2009-15”), Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 provides accounting guidance for own-share lending arrangements issued in contemplation of the issuance of convertible debt or other financing arrangements. An entity, for which the cost to an investment banking firm or third-party investors of borrowing its shares is prohibitive, may enter into share-lending arrangements that are executed separately but in connection with a convertible debt offering. Although the convertible debt instrument is ultimately sold to investors, the share-lending arrangement is an agreement between the entity and an investment bank and is intended to facilitate the ability of investors to hedge the conversion option in the entity’s convertible debt. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. If dividends on the loaned shares are not reimbursed to the entity, any amounts, including contractual dividends and participation rights in undistributed earnings, attributable to the loaned shares shall be deducted in computing income available to common shareholders, in a manner consistent with the two-class method in paragraph 260-10-45-60B. This ASU did not have any effect on Oconee’s results of operations, financial position or disclosures.

tem 2.

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

Total assets at September 30, 2009 were $291,265,000, representing a $16,891,000 (5.48%) decrease from December 31, 2008.  Investment securities decreased $9,785,000 as compared to December 31, 2008, primarily as a result of the Bank’s decision to allow the maturities and calls of investment securities to provide liquidity to replace deposits in a designed effort to shrink the Bank’s balance sheet.  Loans decreased $18,563,000 (9.48%) at September 30, 2009 as compared to December 31, 2008, primarily due to loan pay-downs and the shifting of $4,216,000 from loans to other real estate owned during the first nine months of 2009.  Deposits decreased $21,619,000 (7.86%) from December 31, 2008.  The decrease in deposits is primarily attributable to decreases in interest-bearing checking accounts of $21,097,000 as compared to December 31, 2008 balances.  Securities sold under repurchase agreements increased $4,871,000 at September 30, 2009 as compared to December 31, 2008, primarily due to two significant deposit relationships shifting their deposit relationships from interest-bearing checking and time deposit accounts into  repurchase agreements.  The allowance for loan losses at September 30, 2009 was $4,598,000, compared to the December 31, 2008 balance of $4,215,000, representing 2.59% of total loans at September 30, 2009, compared to 2.15% of total loans at December 31, 2008. Cash and cash equivalents increased $3,772,000 from December 31, 2008.  Total stockholders’ equity at September 30, 2009 of $25,687,000 decreased $110,000 (0.43%) from December 31, 2008 due to a net loss for the first nine months of 2009 of $616,000, offset by an increase in market value of investment securities, net of tax, of $473,000.

The following table presents a summary of the Bank’s loan portfolio by loan type at September 30, 2009 (dollars are in thousands).

	Amount	Percentage
	(In thousands)
Commercial, financial and agricultural	$28,258	15.6%
Real estate – mortgage	107,078	58.9%
Real estate – commercial construction	38,725	21.3%
Real estate – consumer construction	799	0.4%
Consumer	6,966	3.8%
Total loans	$181,826	100.0%

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $28,442,000 at September 30, 2009, representing a decrease of $2,135,000 (6.98%) from December 31, 2008.  This decrease is primarily attributable to a decrease of $6,569,000 in nonaccrual loans, offset by increases of $3,888,000 in other real estate owned and $550,000  in loans 90 days or more past due.  The decrease in nonaccrual loans is primarily attributable to the payoff of a $4,100,000 loan that was on nonaccrual status.  The payoff occurred during the third quarter of 2009 and was for the full carrying amount of the loan, so there was no charge-off associated with the reduction in outstanding balance. Total nonperforming assets were 16.05% of total loans at September 30, 2009, compared to 15.62% at December 31, 2008.  Nonperforming assets represented 9.76% of total assets at September 30, 2009, compared to 9.92% of total assets at December 31, 2008.  Nonaccrual loans represented 12.53% of total loans outstanding at September 30, 2009, compared to 14.70% of total loans outstanding at December 31, 2008.  There were no related party loans which were considered to be nonperforming at September 30, 2009.  A summary of non-performing assets at September 30, 2009, December 31, 2008 and September 30, 2008 is presented in the following table (dollars are in thousands).

	September 30, 2009	December 31, 2008	September 30, 2008
Other real estate	$5,665	1,777	150
Repossessions	-	5	4
Non-accrual loans	22,203	28,772	19,656
Accruing loans 90 days or more past due	550	24	6

The table below details the changes in other real estate owned for the nine months ending September 30, 2009 and 2008 (dollars are in thousands).

	2009	2008
Balance at January 1	1,777	-
Transfer from loans to other real estate	4,216	320
Capital improvements on other real estate	165	-
Sales of other real estate	(297)	(157)
Write-downs on other real estate	(196)	(13)
Balance at September 30	5,665	150

As of September 30, 2009, the allowance for loan losses was allocated as follows (dollars are in thousands).

	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$1,004	21.8%	15.6%
Real Estate - Commercial Construction	1,567	34.1%	21.3%
Consumer	278	6.1%	3.8%
Real Estate - Mortgage	1,738	37.8%	58.9%
Unallocated	11	0.2%	0.4%
Total	$4,598	100.0%	100.0%

During the first quarter 2009, the Bank formed Motel Holdings Georgia, Inc., a subsidiary corporation for the purpose of holding a motel that was foreclosed upon by the Bank in January 2009.  At September 30, 2009, the carrying amount of the hotel in other real estate owned was $2,537,000.  This subsidiary was set up to limit the Bank’s liability on the operations of the motel and to make a more clear separation of the income and expenses relating to the motel and the Bank’s ordinary lines of business.  The Bank has contracted with an independent hospitality management company to operate the motel while the Bank markets the motel for sale.

At September 30, 2009, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry.  Total commitment amounts for hotel and motel loans were $19,917,000 at September 30, 2009, of which $19,449,000 was funded and outstanding.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.

As of September 30, 2009, the Corporation had total commitments for construction and development loans of $28,059,000, of which $24,975,000 was funded and outstanding.  The local housing industry has slowed considerably over the past 12 to 18 months, as has occurred at the state and national level.  New loan requests have been down as compared to prior periods due to this slowdown.  The immediate challenge for the Bank is to finance builders and developers with the financial strength to deal with the current weaker demand, while working with financially weaker builders in an attempt to help them work through this economic downturn.

On August 18, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “GDBF”), whereby the Bank consented to the issuance of an Order to Cease and Desist (the “Order”).

Among other things, the Order provides that, unless otherwise agreed by the FDIC and GDBF:

•	the Board of Directors of the Bank must increase its participation in the affairs of the Bank and establish a Board committee responsible for ensuring compliance with the Order;

•
the Bank must have and retain qualified management and notify the FDIC and the GDBF in writing when it proposes to add any individual to the Bank’s Board of Directors or employ any individual as a senior executive officer;

•	the Bank must have and maintain a Tier 1 (Leverage) Capital ratio of not less than 8% and a Total Risk-based Capital ratio of at least 10%;

•	the Bank must collect or charge-off problem loans;

•	the Bank must formulate a written plan to reduce the Bank’s adversely classified assets in accordance with a defined asset reduction schedule;

•
the Bank may not extend any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged-off or adversely classified and is uncollected;

•	the Bank must strengthen its lending and collection policy to provide effective guidance and control over the Bank’s lending functions;

•	the Bank must perform a risk segmentation analysis with respect to concentrations of credit and reduce such concentrations;

•	the Board of Directors of the Bank must review the adequacy of the allowance for loan and lease losses (the “ALLL”) and establish a comprehensive policy for determining the adequacy of the ALLL;

•
the Bank must revise its budget and include formal goals and strategies to improve the Bank’s net interest margin, increase interest income, reduce discretionary expenses and improve and sustain earnings of the Bank;

•	the Bank may not pay a cash dividend to Oconee Financial Corporation;

•	the Board of Directors of the Bank must strengthen its asset/liability management and interest rate risk policies and liquidity contingency funding plan,

•	the Bank may not accept, renew or rollover brokered deposits without obtaining a brokered deposit waiver from the FDIC.

•	the Bank must eliminate or correct all violations of law and contraventions of policy;

•	the Bank must submit quarterly reports to the FDIC and GDBF regarding compliance with the Order.

The provisions of the Order will remain effective until modified, terminated suspended or set aside by the FDIC.  Management of the Bank has developed a plan for compliance with the Order and has been given authority by the Board of Directors to institute that plan.  The primary focuses of the plan going forward will be reducing classified and non-performing assets, maintaining adequate levels of capital and returning the Bank to profitable operating levels.  The Bank submitted its first quarterly report to the FDIC and GBBF on October 30.  As of that date, the Bank was in full compliance with the Order.

Results of Operations

Net interest income decreased $1,234,000 (19.06%) in the first nine months of 2009 compared to the same period for 2008 as a result of a decline in the interest rate spread and a decrease in average interest-earning assets.  The Bank’s net interest margin for the first nine months of 2009 was 2.54%, compared to 3.07% for the same time period during 2008.  Yield on interest earning assets for the nine-month period ending September 30, 2009 was 4.79%, compared to 5.91% for the nine-month period ending September 30, 2008.  Average rate paid on interest bearing liabilities was 2.43% for the nine months ending September 30, 2009, compared to 2.84% for the same period during 2008.  The primary reasons for the changes in yield on interest earning assets are a significant increase in the average balances of nonaccrual loans in the first nine months of 2009 as compared to the same time period for 2008 and a lower interest rate environment in the first nine months of 2009 as compared 2008.  The reduction in the average rate paid on interest bearing liabilities is a result of the lower interest rate environment in 2009 and a reduction of $2,425,000 in average interest-bearing deposits during the first nine months of 2009 as compared to the same time period in 2008.

Interest income for the first nine months of 2009 was $9,868,000, representing a decrease of $2,909,000 (22.77%) as compared to the same period in 2008.  Interest expense for the first nine months of 2009 decreased $1,676,000 (26.58%) compared to the same period in 2008.  The decrease in interest income during the first nine months of 2009 compared to the same period in 2008 is primarily attributable to a lower average level of interest-earning assets at lower interest rate levels in 2009 as compared to 2008.  Year-to-date average interest earning assets were $22,281,000 lower during the first nine months of 2009 as compared to 2008.  This is primarily due to a reduction in average interest-earning loans of $3,776,000 and federal funds sold of $11,300,000.  The decrease in interest expense is primarily attributable to a lower interest rate environment for deposits.

Net interest income for the quarterly period ended September 30, 2009 was $1,750,000, as compared to $2,064,000 for the same time period in 2008.  The reduction in net interest income in 2009 was due to a decline in interest income of $635,000, offset by a decrease in interest expense of $322,000.  The decline in interest income was primarily due to lower levels of interest-earning assets in 2009 as compared to 2008.  The decrease in interest expense is due to a lower interest rate environment in 2009 as well as lower average levels of interest-bearing liabilities in 2009 as compared to 2008.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the nine months ended September 30, 2009, the provision for loan losses was $1,340,000, compared to $598,000 for the same period in 2008. The provision for loan losses increased in 2009 as compared to 2008 as a result of a higher level of higher levels of historic charge-offs at September 30, 2009 as compared to September 30, 2008.  The historic charge-offs are primarily tied to the construction and real estate development industry, which has continued to experience a prolonged downturn throughout 2009.  The historic charge-offs are part of the calculation used to determine the adequacy of the loan loss reserve.  The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

Other income for the first nine months of 2009 increased $273,000 (11.96%) compared to the first nine months of 2008.  This increase is primarily attributable to increases of $440,000 in income on other real estate and $94,000 in mortgage origination fees, offset by a $168,000 decline in non-sufficient funds service charges and a $47,000 reduction in net gains on sales of investment securities.  The net gain on sales of investment securities during 2009 includes a loss of $100,000 on Silverton Financial Services stock.  The loss on Silverton Financial Services stock was incurred due to the failure of Silverton Bank, N.A., a subsidiary of Silverton Financial Services.

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

Other expenses for the first nine months of 2009 increased $357,000 (5.06%) compared to the first nine months in 2008. The increase is primarily attributable to an increase in Federal Deposit Insurance Corporation (FDIC) insurance assessments of $357,000 and an increase in expenses on other real estate of $424,000, offset by reductions of salaries and other personnel expense of $214,000 and advertising and marketing expense of $320,000.  The increase in FDIC insurance assessments was primarily due to a one-time assessment that the FDIC enacted as of June 30, 2009 to all of its member institutions.  The increase in expenses on other real estate was due to operating expenses of $386,000 associated with the foreclosed motel mentioned in the previous paragraph.

Other income increased during the third quarter 2009 by $145,000 as compared to 2008 due to an increase in income on other real estate owned of $172,000 from the operation of a foreclosed motel.  Other expenses for the third quarter of 2009 were $2,331,000, an increase of $195,000 over 2008 expenses.  The increase is primarily attributable to an increase in other operating expenses of $75,000 and an increase in salary and personnel expenses of $120,000.

Effective July 31, 2009, the Bank closed its Athens branch due to continued decline in transaction activity.  The branch is leased until June 2010, and the Bank is actively pursuing a sub-lease for the remainder of the lease term.

The Bank’s effective tax rate was 36% and 14% for the nine months ended September 30, 2009 and 2008, respectively. The increase in the effective tax rate in 2009 is due to projected tax benefits due to the Bank’s net operating loss position. In addition, for the nine-month period ended September 30, 2008, the Bank was showing profitable operating income.  The taxable portion of the income was decreased by tax-free income on investment securities when calculating income taxes.  Because the percentage of tax-free income was considerable when compared to total income, the resulting increase in the Bank’s effective tax rate was more significant than in past periods.

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

At September 30, 2009, the difference between the Bank’s liabilities and assets repricing or maturing within one year, after applying the betas, was $11,212,000, indicating that the Bank was liability sensitive.  Due to a large percentage of the Bank’s floating rate loans being currently priced at floor rates, meaning that the loans will not reprice in a falling rate environment, rate shock data show that the Bank’s net interest income would increase $175,000 on an annual basis if rates decreased 100 basis points, and would increase $19,000 on an annual basis if rates increased 100 basis points.  The primary reason for the Bank’s shift to a liability sensitive position during the first three quarters of 2009 from an asset sensitive position at December 31, 2008 was the Bank’s decision to shift assets from fed funds sold to a non-interest bearing account at its primary correspondent bank, as discussed earlier.  This shift resulted in a decrease in the Bank’s short-term interest bearing assets and an increase in its non-interest earning assets, which resulted in the Bank’s rate sensitivity shift.

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

The Corporation monitors its liquidity position weekly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, unpledged investment securities and other secondary sources of liquidity, such as borrowing capacity from correspondent banks, by the sum of the Corporation’s deposit liabilities.  At September 30, 2009, the Corporation’s liquidity ratio was 21.1%.  This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed through secured lines of credit and securities repurchase agreements.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at September 30, 2009.

During the first nine months of 2009, cash and cash equivalents increased $3,772,000 to a total of $23,834,000 at September 30, 2009.  Cash inflows from operations totaled $779,000 during the first nine months of 2009, while inflows from financing activities totaled $16,749,000, comprised primarily of net decreases of $21,620,000 in deposits, offset by net increases in securities sold under repurchase agreements of $4,871,000.

Investing activities provided $19,742,000 of cash and cash equivalents, consisting primarily of proceeds from calls, maturities and paydowns of investment securities of $141,315,000, proceeds from the sales of investment securities of $12,937,000 and net decreases in loans of $8,620,000, offset by purchases of investment securities of $143,424,000.  At September 30, 2009, the Bank had $69,977,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments.  At September 30, 2009, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $27,826,000 and $447,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at September 30, 2009, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at September 30, 2009 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios

Tier 1 Capital, Actual	12.3%
Tier 1 Capital minimum requirement	4.0%

Excess	8.3%

Total Capital, Actual	13.5%
Total Capital minimum requirement	8.0%

Excess	5.5%

Leverage Ratio

Tier 1 Capital to adjusted total assets	8.2%
Minimum leverage requirement	4.0%

Excess	4.2%

Item 3.     Qualitative and Quantitative Disclosures about Market Risk.

Not applicable because the registrant is a smaller reporting company.

Item 4T.  Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of September 30, 2009.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

(a)	Exhibits
	10.1	Order to Cease and Desist, dated August 18, 2009, and Stipulation and Consent thereto.

	31.1	Certification by B. Amrey Harden, CEO and President of the Corporation, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Steven A. Rogers, Vice President and Chief Financial Officer of the Corporation, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          OCONEE FINANCIAL CORPORATION

By:   /s/ B. Amrey Harden
       B. Amrey Harden, President and CEO
       (Principal Executive Officer)

Date:    November 16, 2009

By:   /s/ Steven A. Rogers
       Steven A. Rogers, Vice President and CFO
       (Principal Financial Officer)

Date:    November 16, 2009