Form 10-K
period 2009-12-31
OCONEE FINANCIAL CORP
filed 2010-03-31
CIK 1076691

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-25267

              Oconee Financial Corporation
(Name of Small Business Issuer in its Charter)

Georgia	58-2442250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 North Main Street, Watkinsville, Georgia	30677-0205
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (706) 769-6611.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $2.00 per share	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 ☐ Yes                  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 ☐ Yes                  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐                   Accelerated filer ☐                     Non-accelerated filer ☐                     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  As of March 31, 2010:  548,505 shares of common stock with an aggregate value of $15,215,464 (based on approximate book value of the common stock).

As of March 31, 2010, there were issued and outstanding 899,815 shares of common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2010 annual meeting of shareholders are incorporated by reference into Part III.

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

At December 31, 2009, the Bank’s total assets were $285,299,000, compared to $308,156,000 at year-end 2008.  Over the past 5 years, total assets of the Bank have grown by $28,434,000, representing an increase of 11.1%.

Services

The Bank is a community oriented, full-service commercial bank, headquartered in Oconee County, Georgia with five full-service banking offices and six automated teller machines (“ATMs”).  The Bank places an emphasis on retail and small business banking, and offers customary banking services such as consumer and commercial checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, safe deposit facilities, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, offers lines of credit, VISA and MasterCard accounts, and provides a variety of other banking services.

Markets

The Bank operates primarily in Oconee and Athens-Clarke Counties in Georgia.  The Bank’s secondary market is defined as other counties contiguous to Oconee County, which include Greene, Morgan, Walton, and Barrow Counties, and the rest of the Athens Metropolitan Statistical Area.

Deposits

The Bank offers a full range of deposit accounts and services to individuals and businesses.  At December 31, 2009, the Bank’s deposit base totaled $250,442,000 and consisted of the following types of accounts:

	Amount	Percentage
	(In thousands)
Non-interest bearing demand deposits	$28,957	11.6%
Interest-bearing NOW accounts	46,933	18.7%
Money market deposit accounts	8,316	3.3%
Savings deposits	37,747	15.1%
Time deposits of less than $100,000	65,946	26.3%
Time deposits of $100,000 or more	52,535	21.0%
Individual retirement accounts	10,008	4.0%
Total Deposits	$250,442	100.0%

Management of the Bank believes that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans

The Bank makes both secured and unsecured loans to individuals and businesses.  At December 31, 2009, the Bank’s loan portfolio totaled $179,783,000, consisting of the following categories of loans:

	Amount	Percentage
	(In thousands)
Commercial, financial and agricultural	$28,393	15.8%
Real estate – mortgage	114,253	63.6%
Real estate – commercial construction	29,568	16.4%
Real estate – consumer construction	801	0.4%
Consumer	6,768	3.8%
Total loans	$179,783	100.0%

The following table shows the amounts and growth for loans, deposits, capital, and total assets at December 31, for the years ended 2004-2009 (dollar amounts are in millions):

	2009	2008	2007	2006	2005	2004	5-Year Growth (Decline)
Loans	$179.8	$195.8	$199.8	$217.9	$206.5	$186.1	$(6.3)
Deposits	250.4	275.0	286.5	304.0	256.8	231.8	18.6
Capital	24.7	25.8	29.3	26.7	23.7	22.3	2.4
Total Assets	285.3	308.2	321.3	336.5	285.1	256.9	28.4

The Bank experienced declines in loans, deposits, total assets and capital during 2009.  The primary factor contributing to the decline in loans was a slowdown in the housing and real estate markets due to a downturn in the economy.  During 2009, the Bank’s real estate construction loan portfolio decreased $24,096,000, or 44.2%, primarily due to a lack of demand for residential construction as a result of the economic downturn.  The decrease in deposits during 2009 was primarily due to a management decision to lower the balance of outstanding time deposits through lower interest rates in order to better match the Bank’s funding with its loan demand, which slowed during 2009.  The reductions in loans and deposits, and the corresponding reduction in total assets during 2009 were the result of a strategic decision by management to shrink the Bank’s balance sheet in order to protect capital ratios in light of a declining level of capital as a result of net operating losses for 2009 and 2008.

As of December 31, 2009, the Bank had concentrations of loans to the housing industry and loans to the hotel and motel industry.  Outstanding construction and development loans, all of which are secured by real estate, totaled $18,743,000, which represented 10.4% of the Bank’s loan portfolio at December 31, 2009.  At year-end 2009, total outstanding balances and commitments for development and construction loans to the housing industry were $21,779,000, which represented 12.1% of the Bank’s total loans and 89.9% of the Bank’s Tier 1 equity capital.  As of December 31, 2009, the Bank’s established guideline for this concentration is to be at a balance that represents less than 250% of Tier 1 equity capital.  The market for residential real estate and development continued to be slow during 2009, primarily in the area of new residential development and speculative housing construction, resulting in a decrease in demand for loans funding this industry.

As of December 31, 2009, the outstanding balances for hotel and motel industry loans totaled $19,710,000, which represented 11.0% of the Bank’s total loans. At year-end 2009, outstanding balances and commitments for hotel and motel loans totaled $19,821,000, which represented 11.0% of the Bank’s total loans and 81.8% of the Bank’s Tier 1 equity capital.  As of December 31, 2009, the Bank’s established guideline for this concentration is to be at a balance that represents less than 100% of Tier 1 equity capital.  In January 2009, the Bank took ownership of a motel through foreclosure proceedings.   The Bank continues to own the motel and is currently contracting with a hospitality management group to operate the motel while the Bank is marketing the property for sale.

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

Generally, all of the Bank’s securities are classified as “Available for Sale”.  As of December 31, 2009, investment securities totaled $66,903,000.

The primary risks in the Bank’s securities portfolio consist of two types:

(1)
Credit risk, or the risk of default of the issuer.  Government-sponsored agency securities comprised 81.1% of the portfolio; the credit risk associated with these securities is primarily limited to the risk of default of the U.S. Government and its agencies.  State, County, and Municipal bonds represent 16.7% of the portfolio with the credit risk limited to the risk of default of the issuing authorities.  Other debt securities comprised 2.2% of the portfolio with the credit risk being the risk of default of the issuer of the debt security.

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

The following table shows deposits by financial institution along with market share in Oconee County for the period ended June 30, 2009 (dollars in thousands):

	Total Deposits	Deposit Market Share
Oconee State Bank	$245,518	36.6%
North Georgia Bank	152,073	22.6%
Athens First Bank & Trust Company	96,350	14.4%
Bank of America, N.A.	61,835	9.2%
Community Bank & Trust	55,731	8.3%
First Georgia Banking Company	26,170	3.9%
SunTrust Bank	18,630	2.8%
First American Bank & Trust Company	14,838	2.2%
Total deposits	$671,145	100.0%

The Bank also competes in Athens-Clark County.  There are fifteen other commercial banks in Athens-Clarke County, five of which have offices in Oconee County.  As of June 30, 2009, the other fourteen banks located in Athens-Clarke County held deposits totaling $2,256,798,000.  The Bank’s physical presence in Athens-Clarke County is limited to a full-service in-store branch in the East Athens Wal-Mart Supercenter. On July 31, 2009, the Bank closed its other branch in Athens due to continued decline in transaction activity.  The branch building is leased until June 2010, and the Bank will continue to pay monthly lease payments for the remainder of the lease term unless a new tenant for the building can be found prior to the expiration of the Bank’s current lease.

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

On August 18, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Consent Agreement”) with the FDIC and the GDBF, whereby the Bank consented to the issuance of an Order to Cease and Desist (the “Order”).

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

•	the Bank may not pay a cash dividend to Oconee Financial Corporation;

•	the Board of Directors of the Bank must strengthen its asset/liability management and interest rate risk policies and liquidity contingency funding plan;

•	the Bank may not accept, renew or rollover brokered deposits without obtaining a brokered deposit waiver from the FDIC;

•	the Bank must eliminate or correct all violations of law and contraventions of policy; and

•	the Bank must submit quarterly reports to the FDIC and GDBF regarding compliance with the Order.

The provisions of the Order will remain effective until modified, terminated suspended or set aside by the FDIC.  Management of the Bank has developed a plan for compliance with the Order and has been given authority by the Board of Directors to institute that plan.  The primary focuses of the plan going forward will be reducing classified and non-performing assets, maintaining adequate levels of capital and returning the Bank to profitable operating levels.  As of the date of this filing,  the Bank was in full compliance all provisions within the Order.

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

The payment of dividends by Oconee and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2009, no dividends could be declared without regulatory approval as a result of one of the stipulations within the Order issued to the Bank by the FDIC on August 18, 2009.

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

Set forth below are pertinent capital ratios for the Bank as of December 31, 2009 and 2008:

	2009	2008
Total Risk-Based Capital	13.5%	13.0%
Tier 1 Risk-Based Capital	12.2%	11.7%
Leverage Ratio (Tier 1 Capital to Average Total Assets)	8.3%	8.1%

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

Temporary Liquidity Guarantee Program.  On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  The Bank elected to participate in both guarantee programs.

Future Legislation.  Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress.  Such legislation may change banking statutes and the operating environment of Oconee and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of Oconee or any of its subsidiaries.  With the recent enactments of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

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

Employees

At December 31, 2009, the Bank had 76 full-time employees and 22 part-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

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

We have consented to the issuance of a cease and desist order with the FDIC that significantly restricts our subsidiary bank’s operations, and our failure to comply with this order could have a material adverse effect on our business, financial condition or results of operations.

Following an examination of the operations of the bank, the FDIC noted weaknesses relating primary to our lending practices and asset quality, and their impact on our capital and earnings. We have taken action and implemented procedures that management believes will address the weaknesses identified by the FDIC. Effective August 18, 2009, we consented to the issuance by the FDIC of a cease and desist order to the bank, which provides, among other things, that the bank must have and maintain a 8% Leverage Capital ratio and 10% Total Risk-based Capital ratio. In the event the bank fails to fully comply with the terms of the Order, including its obligations to maintain sufficient capital to comply with the minimum Leverage Capital ratio and Total Risk-based Capital ratio specified in the Order, the FDIC will have the authority to subject the bank to the terms of a more restrictive enforcement order, to impose civil money penalties on the bank and its directors and officers, as applicable, and to remove directors and officers from their positions with the bank. As a result, our failure to comply with the Order could have a material adverse impact on our business, financial condition or results of operations.

As a financial services company, adverse conditions in the general business or economic environment could have a material adverse effect on our financial condition and results of operations.

Continued weakness or adverse changes in business and economic conditions generally or specifically in the markets in which we operate could adversely impact our business, including causing one or more of the following negative developments:

•	a decrease in the demand for loans and other products and services offered by us;
•	a decrease in the value of our loans secured by consumer or commercial real estate;
•	an impairment of our assets, such as its goodwill or deferred tax assets; or
•
an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses.

For example, if we are unable to continue to generate, or demonstrate that we can continue to generate, sufficient taxable income in the near future, then we may not be able to fully realize the benefits of our deferred tax assets and may be required to recognize a valuation allowance, similar to an impairment of those assets, if it is more-likely-than-not that some portion of our deferred tax assets will not be realized.  Such a development, or one or more other negative developments resulting from adverse conditions in the general business or economic environment, some of which are described above, could have a material adverse effect on our financial condition and results of operations.

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

Liquidity is essential to our businesses.  Our capital resources and liquidity could be negatively impacted by disruptions in our ability to access these sources of funding.  With increased concerns about bank failures, traditional deposit customers are increasingly concerned about the extent to which their deposits are insured by the FDIC.  Customers may withdraw deposits from the our subsidiary bank in an effort to ensure that the amount that they have on deposit is fully insured.  In addition, the cost of brokered and other out-of-market deposits and potential future regulatory limits on the interest rate we pay for brokered deposits could make them unattractive sources of funding.  Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding.  Other financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally and, given recent downturns in the economy, there may not be a viable market for raising short or long-term debt or equity capital.  In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects.  Such negative perceptions could be developed if we are downgraded or put on (or remain on) negative watch by the rating agencies, we suffer a decline in the level of our business activity or regulatory authorities take significant action against us, among other reasons.  If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities.  We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally and there can be no assurance that recent efforts to address difficult market and economic conditions will be effective.

Since mid-2007, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all commercial and residential mortgages as property prices declined rapidly and to nearly all asset classes.  The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity.  The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions.  During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers.  Unemployment has also increased significantly.

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

Oconee’s construction and land development loan portfolio was $30,369,000 at December 31, 2009, comprising 16.9% of total loans.  Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals.  In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis.  In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending.  Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject us to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

A deterioration in asset quality could have an adverse impact on Oconee.

A significant source of risk for Oconee arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans.  With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events.  In addition, decreases in real estate property values due to the nature of the Bank’s loan portfolio, over 80% of which is secured by real estate, could affect the ability of customers to repay their loans.  The Bank’s loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on Oconee’s business, financial condition, results of operations, or liquidity.

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

Because of the geographic concentration of Oconee operations, its success significantly depends largely upon economic conditions in this area, which include volatility in the agricultural market, influx and outflow of major employers in the area, minimal population growth throughout the region.  Deterioration in economic conditions in the communities in which Oconee operates could adversely affect the quality of Oconee’s loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on Oconee’s business, financial condition, results of operations or liquidity.  Oconee is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

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

ITEM 2.  PROPERTIES.

The Bank operates five full-service banking offices and one support services space as follows:

(1)	Main Office 35 North Main Street Watkinsville, Georgia 30677	(4)	East Athens Wal-Mart Supercenter (In-Store Full Service Branch) 4375 Lexington Road Athens, Georgia 30605
(2)	Bogart Branch U.S. Highway 78 Bogart, Georgia 30622	(5)	University Parkway Branch 2500 Daniell’s Bridge Road Building 200, Suite 1A Athens, Georgia 30606
(3)	Butler’s Crossing Branch 2000 Experiment Station Road Watkinsville, Georgia 30677	(6)	Operations Center 7920 Macon Highway Watkinsville, Georgia 30677

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Markets For Capital Stock and Dividends

Oconee’s common stock, its only class of equity securities, is not traded on an established public trading market.  The following table sets forth certain information regarding trades of Oconee common stock known by management for the indicated periods:

	Number of	Aggregate	Size of Trades		Price of Trades
Year	Trades	Shares	Smallest	Largest	Lowest	Highest
2009	4	835	50 shares	500 shares	$60.00	$60.00
2008	32	3,532	2 shares	585 shares	$60.00	$90.00

At March 31, 2010, there were approximately 713 recordholders of Oconee common stock and 899,815 shares issued and outstanding.

Due to a stipulation within the Consent Agreement that the Bank entered into with the FDIC on August 18, 2009, Oconee did not declare a cash dividend to shareholders in 2009.  In addition, due to a net loss in 2008, Oconee did not declare a cash dividend to shareholders in 2008. As long as the Consent Agreement with the FDIC is in place, the Bank is prohibited from paying dividends to Oconee Financial Corporation without prior approval from regulatory authorities.  Therefore, through the duration of the Consent Order, Oconee will not be able to declare a dividend to shareholders since the Company is dependent upon the Bank to provide funding for shareholder dividends.  While Oconee intends to continue paying cash dividends contingent on its return to profitability, no assurance can be given that dividends will be declared in the future.  The amount and frequency of dividends is determined by Oconee’s Board of Directors upon their consideration of various factors, which include Oconee’s financial condition and results of operations, investment opportunities available to Oconee, changes in regulatory capital requirements, tax consideration and general economic conditions.  See “Supervision and Regulation – Payment of Dividends.”

Oconee has not sold any unregistered securities within the past three years.

Oconee does not have any equity compensation plans.

Share Repurchases

Oconee did not repurchase any shares of stock during 2009 or 2008.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This analysis of Oconee has been prepared to provide insight into the financial condition of Oconee, and addresses the factors which have affected our results of operations.  Our financial statements and accompanying notes which follow are an integral part of this review and should be read in conjunction with the analysis.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The consolidated financial statements include the financial statements of Oconee and the Bank (collectively called, the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

The collectibility of loans is reflected through the Company’s estimate of the allowance for loan losses.  The Bank analyzes the loan portfolio on a monthly basis in an effort to review asset quality and to establish an allowance for loan losses that management believes will be adequate in light of anticipated risks and loan losses.  In assessing the adequacy of the allowance, size, quality and risk of loans in the portfolio are reviewed. Other factors considered include:  the Bank’s loan loss experience, the amount of past due, impaired and nonperforming loans, specific known risks, current and anticipated economic conditions and other factors that management believes affect the allowance for potential credit losses.

A management loan review function is utilized by the Company which is supplemented by the use of an outside loan review specialist.  In addition to reviews by senior lending officers, all relationships of $1,000,000 or more are reviewed annually by the outside loan review specialist, as well as a sampling of relationships below $1,000,000. Loans are placed into various loan grading categories which assist management in developing lists of potential problem loans.  These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses.  The formal allowance for loan loss adequacy test is performed at the end of each month.  Specific amounts of loss are estimated on impaired loans, and historical loss percentages, adjusted for various qualitative factors, are applied to the balance of the portfolio using certain portfolio stratifications.  The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations, as well as other industry factors.

On all loans past due 120 days, it is the policy of the Company to charge off the portion of those loans whose collectibility is doubtful and the amount of loss is confirmed.  To determine if a loan should be charged off, all possible sources of repayment are analyzed, including: (1) the potential future cash flow, (2) the value of the Company’s collateral, and (3) the strength of co-makers or guarantors of the loan in question.  When these sources do not add up to a reasonable probability that the loan can be collected, all or a portion of the loan is charged off.  Loans are charged off by crediting the appropriate loan category and debiting the reserve for loan losses account.  Any accrued but unpaid interest is charged against current years earnings.

In addition, investment securities, loans held for sale and other real estate owned are reflected at their estimated fair value in the consolidated financial statements.  Such amounts for investment securities and loans held for sale are based on either quoted market prices or estimated values derived by the Company using dealer quotes or market comparisons.  The market value for other real estate owned is arrived at through a professional appraisal of the property and recorded at the lesser of the loan balance of the property foreclosed upon or the appraised value less costs associated with selling the property.

Management of the Company has made a number of estimates and assumptions to prepare these consolidated financial statements in conformity with generally accepted accounting principles.  Actual results could differ from those estimates.

Selected Financial Information
	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share data)
Net interest income	$7,241	$7,893	$11,443	$12,198	$11,111
Other income	3,262	2,964	2,708	2,846	2,508
Provision for loan losses	2,140	7,463	330	200	612
Net earnings (loss)	(1,200)	(3,426)	3,268	3,960	3,056
Net earnings (loss) per common share	(1.33)	(3.81)	3.63	4.40	3.40
Total assets	285,299	308,156	321,313	336,508	285,065
Cash dividends declared per common share	-	-	1.15	1.25	1.10

RESULTS OF OPERATIONS

Net Interest Income

The Company’s earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense that is paid on its deposits and other borrowings.

Like many financial institutions across the United States, the Company’s operations have been negatively affected by the current economic crisis.  The recession has reduced liquidity and credit quality within the banking system and the labor, capital and real estate markets.  Dramatic declines in the housing market have negatively affected the credit performance of our residential construction and development loans.  The economic recession has also lowered commercial real estate values and substantially reduced general business activity and investment.  Combined, the deterioration in the residential and the commercial real estate markets has materially increased our level of nonperforming assets and charge-offs of problem loans.  These market conditions and the tightening of credit have led to increased delinquencies in our loan portfolio, increased market volatility, added pressure on our capital, a lower net  interest margin and net losses.

Net interest income in 2009, which was $7,241,000, decreased by $652,000, or 8.3%, as compared to 2008.  Net interest income declined as a result of a decrease in interest income of $2,963,000, offset by a decrease in interest expense of $2,221,000.  The decrease in interest income during 2009 was due primarily to a lower average balance of outstanding interest-earning assets during 2009 as compared to 2008.  Average interest-earning assets during 2009 were $279,862,000, a reduction of $18,134,000 as compared to 2008 average levels.  The primary reason for the lower average balance of outstanding interest-earning assets was a decrease in average interest-earning loans of $7,675,000 and investment securities of $8,603,000.

The decrease in interest expense in 2009 as compared to 2008 was primarily due to the lower interest rate environment in 2009 as compared to 2008.  The lower interest rate environment allowed management to reprice time deposits at lower interest rates as they came due in 2009.  Net interest margin decreased to 2.59% in 2009 as compared to 2.68% in 2008 as a result of the decrease in interest income impacting the Bank significantly more than the reduction in interest expense.  Additionally, net interest margin was impacted negatively by a decrease in interest-earning assets throughout 2009, including loan pay-offs and shifts of performing loans to nonaccrual loan status.

The reductions in loans and deposits, and the corresponding reduction in total assets during 2009 were the result of a strategic decision by management to shrink the Bank’s balance sheet in order to protect capital ratios in light of a declining level of capital as a result of net operating losses for 2009 and 2008.  Management of the Bank is anticipating further shrinking of the balance sheet in 2010 in a continued effort to improve the Bank’s capital ratios.

Net interest income in 2008, which was $7,893,000, decreased by $3,550,000, or 31.0%, over 2007.  Net interest income declined as a result of a decrease in interest income of $6,440,000, offset by a decrease in interest expense of $2,980,000.  The decrease in interest income during 2008 was due primarily to a lower average balance of outstanding interest-earning assets, a lower interest rate environment in 2008 as compared to 2007, and the reversal of accrued interest income on loans that were moved to nonaccrual status during 2008.  Average interest-earning assets during 2008 were $297,996,000, a reduction of $18,798,000 as compared to 2007 average levels.  The primary reason for the reduction in interest-earning assets was a decrease in average interest-earning loans of $13,951,000.  During 2008, the Prime Rate was cut from 7.25% at the beginning of 2008 to 3.25% effective December 16, 2008.  These rate cuts had the effect of lowering the interest earned on the Bank’s floating rate loans, which made up 36.7% of its loan portfolio at December 31, 2008.  In addition, the Bank moved $30,291,000 into nonaccrual status during the year.  As a result of these reclassifications, the Bank reversed approximately $887,000 of accrued interest on these loans.  In addition, these loans became non-interest bearing, resulting in an additional reduction in interest income for 2008.

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

Table 1 below sets forth the average balances for each category of interest-earning assets and interest-bearing liabilities and the average rates of interest earned or paid thereon for the years ended December 31, 2009 and 2008.  Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.  Loan fees of $444,000 and $458,000 are included in the yields for 2009 and 2008, respectively.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity, and yields are not calculated on a tax equivalent basis.

Table 1
Average Balance Sheets and Interest Rates

	For the Years Ended December 31,
	2009			2008

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Investment securities:
Taxable	$59,657,263	2,708,371	4.54%	$64,690,151	$3,489,145	5.39%
Non-taxable	15,353,032	685,629	4.47%	18,836,267	845,679	4.49%
Restricted equity Securities	2,220,585	109,574	4.93%	2,307,210	143,283	6.21%
Federal funds sold	923,786	931	0.21%	14,315,141	288,246	2.01%
Interest-bearing due from banks	11,534,501	24,765	0.10%	9,720	209	2.15%
Loans (including loan fees) (1)	190,172,698	9,591,830	5.04%	197,847,237	11,317,393	5.72%
Total interest-earning assets	279,861,865	13,121,100	4.69%	298,005,726	16,083,955	5.40%
Allowance for loan losses	(4,643,303)			(3,623,631)
Cash and non-interest earning due from banks	11,071,263			5,145,285
Other assets	18,661,402			10,829,979
Total assets	304,951,227			$310,357,359
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	61,158,514	462,688	0.76%	$72,036,759	$1,272,076	1.77%
Savings	37,329,919	456,869	1.22%	38,026,256	748,969	1.97%
Time	137,928,330	4,591,829	3.33%	133,126,985	5,900,965	4.43%
Federal Funds purchased	-	-	-%	245,123	5,932	2.42%
Securities sold under repurchase agreements	13,210,868	368,341	2.79%	7,000,747	173,067	2.47%
Total interest bearing liabilities	249,627,631	5,879,727	2.36%	250,435,870	8,101,009	3.23%
Non-interest bearing deposits	28,593,947			29,596,193
Other liabilities	1,328,050			958,705
Total liabilities	279,549,628			280,990,768
Shareholders’ equity	25,401,599			29,366,591
Total liabilities and shareholders’ equity	$304,951,227			$310,357,359
Excess of interest-bearing assets over interest-bearing liabilities	$30,234,234			$47,569,856
Ratio of interest-earning assets to interest-bearing liabilities	112.11%			118.99%
Net interest income		$7,241,373			$7,982,946
Net interest spread			2.33%			2.17%
Net interest margin (2)			2.59%			2.68%

(1)	Average nonaccrual loans of $25,557,812 and $16,478,440 are included in total loans as of December 31, 2009 and 2008, respectively.

(2)	Net interest margin is the net return on interest-earning assets. It is computed by dividing net interest income by average total interest-earning assets.

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

Table 2
Volume-Rate Analysis

	2009 over 2008 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Taxable	$(257,938)	$(522,836)	$(780,774)
Non-taxable	(156,286)	(3,764)	(160,050)
Restricted equity securities	(5,194)	(28,515)	(33,709)
Federal funds sold	(142,531)	(144,784)	(287,315)
Interest-bearing due from banks	24,915	(359)	24,556
Loans (including loan fees)	(424,522)	(1,301,041)	(1,725,563)
Total interest earning assets	(961,556)	(2,001,299)	(2,962,855)
Interest expense on:
Deposits:
Interest bearing demand	(169,374)	(640,014)	(809,388)
Savings	(13,405)	(278,695)	(292,100)
Time	205,415	(1,514,551)	(1,309,136)
Federal funds purchased	(5,932)	-	(5,932)
Securities sold under repurchase agreements	170,389	24,885	195,274
Total interest bearing liabilities	187,093	(2,408,375)	(2,221,282)
Net interest income	$(1,148,649)	$407,076	$(741,573)

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to adjust the total allowance for loan losses to a level deemed appropriate by management based on management’s judgment as to potential losses within the Company’s loan portfolio based on the valuation of impaired loans, net charge-offs, changes in the composition of the loan portfolio, delinquencies and the overall quality of the loan portfolio and general economic conditions.

The provision for loan losses in 2009 was $2,140,000 compared to $7,463,000 in 2008.  The substantial decrease in the provision for loan losses is primarily due to reductions in nonaccrual loans during 2009 as compared to 2008 and a decrease in net charge-offs in 2009 as compared to 2008.  Nonaccrual loans at December 31, 2009 totaled $17,706,000, a reduction of $11,066,000 compared to the December 31, 2008 balance of $28,772,000.

The allowance for loan losses represented approximately 1.95% of total loans outstanding at December 31, 2009 compared to 2.15% at December 31, 2008.  Net charge-offs for 2009 decreased to $2,858,000, compared to $6,584,000 during 2008.  Net charge-offs as a percentage of the provision for loan losses were 133.6% and 88.2% for the years ended December 31, 2009 and 2008, respectively.  Management evaluates the sufficiency of the loan loss reserve on a monthly basis through a detailed analysis process whereby the various types of performing loans are analyzed based on historical charge-offs.  Impaired loan relationships are evaluated individually for potential losses.  As a result of its analysis at December 31, 2009, management believes that the level of the allowance is appropriate based on our evaluation of the loan portfolio and current economic conditions.

The provision for loan losses in 2008 was $7,463,000 compared to $330,000 in 2007.  The substantial increase in the provision for loan losses was primarily due to an increase in nonaccrual loans during 2008 and net charge-offs of $6,584,000 during 2008.  Nonaccrual loans increased $19,715,000, or 217.7%, at December 31, 2008 as compared to December 31, 2007.

The allowance for loan losses represented approximately 2.15% of total loans outstanding at December 31, 2008 compared to 1.67% at December 31, 2007.  Net charge-offs for 2008 increased to $6,584,000, compared to $75,000 during 2007.  Net charge-offs as a percentage of the provision for loan losses were 88.2% and 22.7% for the years ended December 31, 2008 and 2007, respectively.

Other Income

Other income of $3,262,000 in 2009 increased from 2008 by $297,000 or 10.0% due primarily to income on other real estate owned during 2009 of $584,000, offset by decreases in overdraft charges of $207,000, and a decrease in gains on investment sales of $65,000.  The increase in income from other real estate owned is due to income generated by the operations of a motel upon which the Bank foreclosed in early 2009.  The Bank operated the motel during 2009 under a contract with a hospitality management company while the Bank marketed the motel property for sale.

Other income of $2,965,000 in 2008 increased from 2007 by $257,000 or 9.5% due primarily to gains on the sale of investment securities of $215,000 in 2008.

Other Expense

Other expenses increased by $974,000 or 10.1% in 2009 as compared to 2008.  The increase in other expenses is primarily attributable to an increase in regulatory fees of $733,000 in 2009 as compared to 2008 and an increase in expenses on other real estate owned of $652,000.  The increase in regulatory fees is due to a one-time special assessment by the Federal Deposit Insurance Corporation (FDIC) on all financial institutions during 2009 and an increase in ordinary FDIC assessment expense during 2009 as a result of the Bank entering into a formal regulatory enforcement action during 2009.  The increase in expenses on other real estate owned during 2009 is attributable to operating expenses on the motel upon which the Bank foreclosed on 2009, as well as maintenance and other expenses on residential subdivision properties upon which the Bank foreclosed in 2009.  These expense increases were offset by a reduction in salaries and benefits expense of $389,000 in 2009 as compared to 2008 and a reduction in advertising and public relations expense of $367,000 during 2009 compared to 2008.

Other expenses increased by $401,000 or 4.3% in 2008 as compared to 2007.  The increase in other expenses was attributable to an increase in marketing and public relations expense of $216,000, primarily due to a marketing campaign to attract new non-interest bearing checking accounts.  The program was adopted in anticipation of lowering long-term interest expense on deposits.  As a result of the reduction in the Bank’s earnings and the cost associated with the program, the program was discontinued in September 2008.

Income Tax Expense (Benefit)

The Company had an effective tax benefit rate of 47% in 2009 as compared to 44% for the year ended December 31, 2008.  The difference in the effective tax rates reflects tax benefits that the Company realized in 2009 as a result of tax exempt interest income as a percentage of the total net loss before tax benefits.

ANALYSIS OF FINANCIAL CONDITION

Summary

During 2009, average total assets decreased $5,406,000 (1.7%) from 2008.  Average total deposits decreased $7,775,000 (2.9%) in 2009 from 2008.  Average loans decreased $9,723,000 (5.4%) in 2009 over 2008.

Year-end balances at December 31, 2009 and 2008 reflect a decrease in total assets of $22,857,000 (7.4%) from 2008 to 2009.  Total deposits decreased $24,596,000 (8.9%) from 2008 to 2009.  Total loans decreased $16,008,000 (8.2%) from 2008 to 2009.

Total loans declined during 2009 primarily as a result of a continued slowdown in the housing industry, both nationally, and more prominently, in the Bank’s market area.  A continued overall economic slowdown lessened the demand for new housing construction and development.  Total deposits declined due to loan payoffs supplying the needed liquidity to fund new loans and also a decision by management to lower interest rates paid on time deposits in an effort to minimize interest expense.  In addition, management of the Bank implemented a plan to shrink the balance sheet in an effort to protect the Bank’s capital ratios due to the Bank’s capital base shrinking during 2009 and 2008 as a result of net operating losses.

Investment Securities

All of the Company’s investment securities are classified as available-for-sale (“AFS”).  At December 31, 2009, the market value of AFS securities totaled $66,903,000, compared to $79,762,000 at December 31, 2008.  Table 3 presents the market value of AFS securities at December 31, 2009 and 2008.

Table 3
Investment Portfolio

	2009	2008
Available for sale
State, county and municipal	$11,154,419	$16,804,489
Government-sponsored agencies	28,954,155	38,131,423
Mortgage-backed	25,310,398	23,364,052
Other debt securities	1,484,311	1,461,606
Totals	$66,903,283	$79,761,570

The composition of the investment securities portfolio reflects the Company’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income.  The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Table 4 presents the AFS securities held by the Company by maturity category at December 31, 2009.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity and yields are not calculated on a tax equivalent basis.

Table 4
Maturity Distribution and Weighted Average Yield on Investments (1)

	Government-Sponsored Agencies	Mortgage-Backed Securities	State, County and Municipal	Other Debt Securities	Weighted Average Yields

Within 1 year	$-	$442,993	$436,037	$-	4.02%
After 1 through 5 years	-	409,414	414,309	-	5.43%
After 5 through 10 years	10,311,745	3,611,045	1,533,584	913,650	4.45%
After 10 years	18,642,410	20,846,946	8,770,489	570,661	4.63%
Totals	$28,954,155	$25,310,398	$11,154,419	$1,484,311	4.61%

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The unrealized losses on the fourteen investments in government sponsored agency securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

The Company’s unrealized losses on investments in two corporate bonds relates to investments in companies within the financial services sector.  The unrealized losses are primarily caused by recent decreases in profitability and profit forecasts by industry analysts.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

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

The composition of the Company’s loan portfolio at December 31 for each of the past 5 years is presented in Table 5.

Table 5
Loan Portfolio
	2009	2008	2007	2006	2005
Commercial, financial and agricultural	$28,392,933	28,028,762	22,229,689	20,468,788	21,012,994
Real estate – construction	30,368,950	54,465,394	64,077,793	87,264,251	72,533,344
Real estate - mortgage	114,252,957	105,459,965	104,703,465	100,620,440	103,029,748
Consumer	6,822,942	7,818,286	8,820,318	9,533,930	9,897,511
	179,837,782	195,772,407	199,831,265	217,887,409	206,473,597
Less: Allowance for loan losses	(3,497,292)	(4,215,262)	(3,335,825)	(3,080,661)	(2,945,256)
Loans, net	$176,340,490	191,557,145	196,495,440	214,806,748	203,528,341

As of December 31, 2009, loans outstanding were $179,838,000, a decrease of $15,934,000 or 8.1% over the December 31, 2008 balance of $195,772,000.  This decrease was primarily attributable to a decline in the Bank’s construction lending portfolio of $24,096,000 at December 31, 2009 as compared to December 31, 2008.  The construction loan segment of the portfolio declined due to the increased risk in this section of the economy caused by a continued slowdown in the housing industry resulting in a lower demand for new housing construction and development activity.  The decrease in the Bank’s construction lending portfolio was partially offset by an increase in real estate mortgage loans of $8,793,000.

Table 6 identifies the maturities of commercial and real estate construction (including acquisition and development) loans as of December 31, 2009 and addresses the sensitivity of these loans to changes in interest rates.

Table 6
Maturity and Repricing Data for Loans
Maturity	Commercial, Financial and Agricultural	Real Estate Construction	Total
Within 1 year	$15,558,669	$28,189,351	$43,748,020
1 to 5 years	9,057,850	2,179,599	11,237,449
Over 5 years	3,776,414	-	3,776,414
Totals	$28,392,933	$30,368,950	$58,761,883

As of December 31, 2009, the interest terms of loans in the indicated classifications for the indicated maturity ranges in excess of one year are as follows:

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, financial and agricultural
1 to 5 years	$5,043,023	$4,014,826	$9,057,850
Over 5 years	$-	$3,776,414	$3,776,414

Real estate construction
1 to 5 years	$-	$2,179,599	$2,179,599
Over 5 years	$-	$-	$-

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and the evaluation by management of the quality of the loan portfolio.

Table 7 presents an analysis of the allowance for loan losses including charge-off activity

Table 7
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

	2009	2008	2007	2006	2005
	(Amounts are presented in thousands)
Balance at beginning of year	$4,215	$3,336	$3,081	$2,945	$2,531
Charges-offs:
Commercial, financial and agricultural	84	54	55	-	160
Installment	255	116	53	60	80
Real Estate	2,605	6,456	10	50	13
Total charge-offs	2,944	6,626	118	110	253
Recoveries:
Commercial, financial and agricultural	14	22	10	20	40
Installment	26	17	31	26	15
Real Estate	46	3	2	-	-
Total recoveries	86	42	43	46	55
Net charge-offs	2,858	6,584	75	64	198
Provisions charged to operations	2,140	7,463	330	200	612
Balance at end of year	$3,497	$4,215	$3,336	$3,081	$2,945
Ratio of net charge-offs during the period to average loans outstanding during the period	1.50%	3.36%	.04%	.03%	.10%

At December 31, 2009, the Company had loan concentrations in the housing industry and in the hotel and motel industries.  The Company monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines.  The primary risks relating to the concentration in the housing industry is a downturn in the economy adversely affecting construction of new homes and developments of new housing communities and the impact of rising interest rates on variable rate mortgages.  The market for residential real estate and development continued to be slow during 2009 due to a downturn in the economy, primarily in the area of new residential development and speculative housing construction, resulting in a decrease in demand for loans funding this industry.  The Company’s primary risk relating to the hotel and motel industry loans is a slowdown in the travel industry.  The Company has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown.

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

During the year ended December 31, 2009, the Bank had net charge-offs of $2,858,000, as compared to $6,584,000 in net charge-offs during the year ended December 31, 2008.  Of the total charge-offs in 2009, $1,960,000 were write-downs of loans that were classified as impaired at December 31, 2009, while $714,000 were write-downs of loans that were shifted to other real estate owned during 2009 and were held for sale by the Bank at December 31, 2009.  Of the total charge-offs in 2008, $6,399,000 were write-downs of loans that were classified as impaired at December 31, 2008.  Write-downs of loans purchased as participations from another financial institution totaled $3,198,000 in 2009 and $4,198,000 in 2008.  The financial institution from whom the Bank purchased these loans failed during 2008 and the Bank negotiated with the FDIC a swap transaction whereby the Bank took over total control of some loans by swapping its position in other loans with the FDIC.  These participation loans were for residential and commercial development projects which were adversely affected by the slow economy and downturn in the construction and development industry.  As of December 31, 2009, the Bank had no outstanding participation loans with other financial institutions.

For year-end 2009 and 2008 the allowance for loan losses was allocated as follows (in thousands):

As of December 31, 2009:

	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$963	27.5%	15.8%
Real Estate - Construction	1,273	36.4%	16.4%
Consumer	139	4.0%	3.8%
Real Estate - Mortgage	1,064	30.4%	63.5%
Unallocated	58	1.7%	0.5%
Total	$3,497	100.0%	100.0%

As of December 31, 2008:
	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$99	2.3%	14.3%
Real Estate - Construction	1,915	45.4%	26.3%
Consumer	137	3.3%	4.0%
Real Estate - Mortgage	1,807	42.9%	53.9%
Unallocated	257	6.1%	1.5%
Total	$4,215	100.0%	100.0%

Non-performing Assets

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due, totaled $24,671,000 at December 31, 2009 compared to $30,578,000 at December 31, 2008.   This decrease is attributable to decreases in non-accrual loans of $11,066,000 and loans more than 90 days past due of $24,000, offset by an increase in other real estate and repossessions of $5,184,000.  The decrease in nonaccrual loans was primarily due to foreclosing on several pieces of real estate securing loans that were on nonaccrual status at December 31, 2008.  During 2009, the Bank foreclosed on three subdivisions and one motel whose loans were in nonaccrual status at December 31, 2008, resulting in a decrease in nonaccrual loans and an increase in other real estate owned of $6,272,000 during 2009.  The Bank is actively marketing the subdivisions for sale, either as individual lots or the subdivision developments as a whole.  The Bank is marketing the motel property for sale while the motel continues to operate through a contractual agreement between the Bank and a hospitality management company.  The Bank has periodically evaluated the market value of the foreclosed properties through professional appraisals and market evaluations.  As a result of these evaluations, the Company recognized write-downs on foreclosed properties during 2009 totaling $972,000 in 2009 and $14,000 in 2008.  In addition, the Company recognized $35,000 in net losses on the sale of other real estate during 2009.

A summary of non-performing assets at December 31 during the last past 5 fiscal years is presented in Table 8.

Table 8
Non-performing Assets
	December 31,
	2009	2008		2007		2006	2005

Other real estate and repossessions	$6,966,000	1,782,000		-		$744,000	$327,000
Accruing loans 90 days or more past due	-	24,000		-		623,000	632,000
Non-accrual loans	17,706,000	28,772,000		9,057,000		678,000	2,151,000
Interest on non-accrual loans which would have been reported	1,546,000	1,045,000		408,000		91,000	95,000
Interest recognized on non-accrual loans	24,000	188,000		285,000		14,000	86,000
Restructured debt	-	4,351,000	(1)	3,240,000	(1)	-	-

(1)  Included in non-accrual loans above

A loan is placed on non-accrual status when, in management’s judgment, the likelihood of collecting interest appears questionable.  As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal and interest for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms.  Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection or renewal.  Generally, payments received on non-accrual loans are applied directly to principal.

Management regularly monitors the loan portfolio to ensure that all loans are appropriately classified.  Should economic conditions continue to deteriorate, the inability of distressed customers to service their existing debt could cause even higher levels of non-performing loans.

Deposits

The Company uses deposits primarily to fund its loan and investment portfolios. The Company offers a variety of deposit accounts to individuals and businesses.  Deposit accounts include checking, savings, money market and time deposits.  As of December 31, 2009, total deposits were $250,442,000, a decrease of $24,596,000 or 8.9% as compared to the December 31, 2008 balance of $275,038,000.  The decrease in deposits is primarily attributable to a decision by management to lower time deposit rates in order to better match the Bank’s deposit base with loan demand and to minimize interest expense on time deposits.

The average balance of the deposits and the average rates paid on such deposits are summarized in Table 9.

Table 9
Deposits
	December 31,
	2009		2008
	Average Balance	Rate	Average Balance	Rate
Deposits:
Non-interest bearing demand	$28,593,947	-	$29,596,193	-
Interest bearing demand	61,158,514	0.76%	72,036,759	1.77%
Savings	37,329,919	1.22%	38,026,256	1.97%
Time	137,928,330	3.33%	133,126,985	4.43%

	$265,010,710		$272,786,193

Time deposits in amounts of $100,000 or more totaled $52,535,000 and $71,244,000 at December 31, 2009 and 2008, respectively.  Table 10 is a summary of the maturity distribution of time deposits in amounts of $100,000 or more as of December 31, 2009.

Table 10
Maturity of Time Deposits over $100,000

Within 3 months	$14,638,000
After 3 through 6 months	17,908,000
After 6 through 12 months	12,953,000
After 12 months	7,036,000
$52,535,000

Transactions with Related Parties

The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business.  It is the policy of the Company that loan transactions with directors and officers are made on substantially the same terms as those prevailing at the time made for comparable loans to other persons.  At December 31, 2009, the Company had loans outstanding to related parties of $4,068,000.  Deposits of related parties were $6,883,000.

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

The Company maintains relationships with correspondent banks that can provide funds to it on short notice, if needed.  Presently, the Company has arrangements with correspondent banks for short term unsecured advances of up to $5,000,000.  Additional liquidity is provided to the Company through Federal Home Loan Bank (FHLB) advances.

Cash and cash equivalents increased $4,674,000 to a total of $24,736,000 at year-end 2009 as cash used by financing activities outpaced amounts provided by operating and investing activities.  Cash inflows from operations totaled $5,635,000 in 2009, while outflows from financing activities totaled $21,235,000, consisting of net deposit decreases during 2009 of $24,596,000, offset by net increases in securities sold under repurchase agreements of $3,361,000.

Investing activities provided $20,274,000 of cash and cash equivalents, principally composed of proceeds from sales, calls and maturities of investment securities of $144,251,000, and proceeds from sales of investment securities of $12,937,000, partially offset by purchases of investment securities of $143,937,000.

Contractual Obligations and Off-Balance Sheet Arrangements

For maturity and repricing information regarding the Company’s contractual obligations, please see the table under the heading “Asset/Liability and Interest Rate Sensitivity Management.”

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of those instruments reflect the extent of exposure the Company has in particular classes of financial instruments.  At December 31, 2009, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $27,410,000 and $570,000, respectively.

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

See note 11 to the consolidated financial statements for further discussion of these risks and contractual commitments.

Capital Resources

Table 11 presents the Bank’s regulatory capital position at December 31, 2009.

Table 11
Capital Ratios
Risk-Based Capital Ratios Actual as of December 31, 2009

Tier 1 Capital	12.2%
Tier 1 Capital minimum requirement	4.0%
Excess	8.2%

Total Capital	13.5%
Total Capital minimum requirement	8.0%
Excess	5.5%

Leverage Ratio At December 31, 2009

Leverage ratio	8.3%
Leverage ratio requirement	4.0%
Excess	4.3%

Table 12
Selected Ratios

The following table sets out certain ratios of the Company for the years indicated:

	2009	2008
Net income (loss) to:
Average shareholders’ equity	(4.72)%	(11.67)%
Average assets	(0.39)%	(1.10)%
Dividends to net income	-	-
Average equity to average assets	8.33%	9.46%

For further discussion of the actual and required capital ratios of the Company, see note 13 to the consolidated financial statements and “Supervision and Regulation – Capital Adequacy.”

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009 that are contractually maturing, prepaying or repricing in each of the future time periods shown.  Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Investment securities are reported based on the adjusted cost basis.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are required to be repaid based on scheduled maturities.  The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven the rates of these deposits to be more stable over the course of a year.

	At December 31, 2009 Maturing or Repricing in (dollars in thousands)
	Three Months or Less	Four Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Investment securities	$-	$879	$823	$65,201	$66,903
Interest-earning due from banks	20,675	-	-	-	20,675
Loans	60,220	29,096	71,057	1,579	161,942
Total interest-bearing assets	$80,895	$29,975	$71,880	$66,770	$249,520

Interest-bearing liabilities:
Deposits:
Savings and demand	$92,987	$-	$-	$-	$92,987
Time deposits	40,181	68,297	20,011	-	128,489
Repurchase agreements	9,814	-	-	-	9,814
Total interest-bearing liabilities	$142,982	$68,297	$20,011	$-	$231,290
Interest sensitive difference per period	$(62,087)	$(38,322)	$51,869	$66,770	$18,230
Cumulative interest sensitivity difference	$(62,087)	$(100,409)	$(48,540)	$18,230
Cumulative ratio of total earning assets to total interest-bearing liabilities	(56.58%)	(52.48%)	(79.01%)	108.88%

Note:  For purposes of this analysis, nonaccrual loans, overdrafts and unearned interest are not included in Loans.

At December 31, 2009 the difference between the Company’s liabilities and assets repricing or maturing within one year was $100,409,000.  Based on this analysis, due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would generally cause the Company’s net interest income to decrease, and a decrease in interest rates would generally cause the Company’s net interest income to increase.

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

The Bank also measures its short-term exposure to interest rate risk by simulating the impact to net interest income under several rate change levels.  Interest-earning assets and interest-bearing liabilities are rate shocked to stress test the impact to the Bank’s net interest income and margin.  The rate shock levels span four 100 basis point increments up and down from current interest rates.  This information is used to monitor interest rate exposure risk relative to anticipated interest rate trends.  Asset/liability management strategies are developed based on this analysis in an effort to limit the Bank’s exposure to interest rate risk.

The Bank tracks its interest rate sensitivity on a quarterly basis using a model that applies various hypothetical interest rate changes to various types of interest-bearing deposit accounts.  The rate changes represent the Bank’s inclination to reprice deposit rates based on historical data provided from a call report driven database.  In addition, the model calculates the likelihood of issuers of investment securities exercising call options on certain investment securities as a result of potential interest rate changes as opposed to showing the investment securities being repriced at their maturities.

At December 31, 2009, the difference between the Bank’s liabilities and assets repricing or maturing within one year, after applying the hypothetical rate changes to deposit accounts and taking into account the likely calls within the investment portfolio, was $2,904,000, indicating that the Bank was liability sensitive.  The most recent simulation model shows that the Bank’s net interest income would increase $188,000 on an annual basis if rates increased 100 basis points, and would increase $69,000 on an annual basis if rates fell 100 basis points.  Net interest income increases under both scenarios because the Bank’s assets reprice earlier within the twelve-month period than its liabilities.  Because of this, the increase in the Bank’s interest income under a rising rate scenario will be greater than the increase in its interest expense over a twelve-month period.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Oconee’s management, including the principal executive officer and principal financial officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities Act of 1933 is recorded, processed, summarized and reported within the time periods specified.

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

Management assessed the effectiveness of Oconee’s internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”  Based on that assessment, management believes that, as of December 31, 2009, Oconee’s internal control over financial reporting was effective based on those criteria.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Information About Nominees For Directors and  Executive Officers,” “Compliance with Section 16(a),” “Audit Committee and Audit Committee Financial Expert,” and “Code of Ethics” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 3, 2010 to be filed with the SEC, is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

                The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 3, 2010, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 3, 2010, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Certain Relationships and Related Party Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all the Company‘s annual meeting of shareholders to be held on May 3, 2010, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained under the heading “Principal Accounting and Audit Fees” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 3, 2010, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following financial statements and notes thereto of the Registrant are located beginning at page F-1 of this Form 10-K pursuant to Item 8 of this Report:

1.	Report of Independent Registered Public Accounting Firm

2.	Balance Sheets - December 31, 2009 and 2008

3.	Statements of Operations For the Years Ended December 31, 2009 and 2008

4.	Statements of Changes in Shareholders Equity For the Years Ended December 31, 2009 and 2008

5.	Statements of Cash Flows For the Years Ended December 31, 2009 and 2008

6.	Notes to Consolidated Financial Statements

The following exhibits are required to be filed with this Report on 10-K by Item 601 of Regulation S-B.

3.1	Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998 (included as Exhibit 3.1 to Oconee’s 10-KSB filed with the SEC on March 30, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Oconee Financial Corporation, dated May 7, 2001 (included as Exhibit 3.2 to Oconee’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
4	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated Bylaws which define the rights of the holders of Common Stock of Oconee.
4.1	Form of Common Stock Certificate (included as Exhibit 4.1 to Oconee’s 10-KSB filed with the SEC on March 31, 2005 and incorporated herein by reference).
10.1	Oconee State Bank Officers’ Cash Incentive Plan (included as Exhibit 10.1 to the Bank’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
14	Code of Ethical Conduct (included as Exhibit 14 to Oconee’s 10-KSB filed with the SEC on March 31, 2006 and incorporated herein by reference).
21	Subsidiaries of Oconee Financial Corporation.
24	Power of Attorney (included herein on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Oconee Financial Corporation and Subsidiary
Watkinsville, Georgia

We have audited the consolidated balance sheets of Oconee Financial Corporation and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Financial Corporation and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Oconee Financial Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2009 included under Item 9A(T) “Controls and Procedures” in Oconee Financial Corporation and subsidiary’s Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

Atlanta, Georgia
March 31, 2010

OCONEE FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008
Assets

Cash and due from banks, including reserve requirements of $25,000 and $25,000	$24,736,354	4,353,492
Federal funds sold	-	15,709,000

Cash and cash equivalents	24,736,354	20,062,492

Investment securities available for sale	66,903,283	79,761,570
Restricted equity securities	556,300	679,229
Loans held for sale	-	1,638,561
Loans, net	176,340,490	191,557,145
Premises and equipment, net	6,312,968	6,903,890
Other real estate owned	6,915,161	1,781,905
Accrued interest receivable and other assets	3,534,444	5,770,757

	$285,299,000	308,155,549

Liabilities and Stockholders’ Equity

Deposits:
Demand	$28,957,212	27,413,165
Interest-bearing demand	55,249,265	71,333,508
Savings	37,746,943	38,011,673
Time	128,488,898	138,279,806

Total deposits	250,442,318	275,038,152

Securities sold under repurchase agreements	9,814,023	6,453,272
Accrued interest payable and other liabilities	357,046	866,937

Total liabilities	260,613,387	282,358,361

Stockholders’ equity:
Common stock, par value $2, authorized 1,500,000 shares,
issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	18,301,063	19,500,772
Accumulated other comprehensive income	341,588	253,454

Total stockholders’ equity	24,685,613	25,797,188

	$285,299,000	308,155,549

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Operations

For the Years Ended December 31, 2009 and 2008

	2009	2008
Interest income:
Interest and fees on loans	$9,591,830	11,317,394
Interest on federal funds sold	931	288,246
Interest and dividends on securities:
U. S. government agencies	2,708,371	3,489,145
State, county and municipal	685,629	845,679
Other	134,339	143,491

Total interest income	13,121,100	16,083,955

Interest expense:
Interest-bearing demand deposits	462,688	1,272,076
Savings deposits	456,869	748,969
Time deposits	4,591,829	5,900,965
Other	368,341	178,999

Total interest expense	5,879,727	8,101,009

Net interest income	7,241,373	7,982,946

Provision for loan losses	2,140,000	7,463,000

Net interest income after provision for loan losses	5,101,373	519,946

Other income:
Service charges	1,295,341	1,523,231
Gain on sale of securities	250,720	215,129
Impairment loss on restricted equity securities	(100,429)	-
Mortgage origination fee income	365,893	350,955
Income on other real estate owned	583,609	4,200
Miscellaneous	866,710	871,222

Total other income	3,261,844	2,964,737

Other expenses:
Salaries and employee benefits	4,922,744	5,311,899
Occupancy	1,351,865	1,434,168
Other operating	4,358,146	2,912,204

Total other expenses	10,632,755	9,658,271

Loss before income tax benefit	(2,269,538)	(6,173,588)

Income tax benefit	(1,069,829)	(2,747,229)

Net loss	$(1,199,709)	(3,426,359)

Net loss per share	$(1.33)	(3.81)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2009 and 2008

	2009	2008

Net loss	$(1,199,709)	(3,426,359)

Other comprehensive income (loss), net of income taxes (benefit):
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax expense of $149,099 and $13,633	243,681	22,281
Reclassification adjustment for gains included in net loss, net of taxes of $95,173 and $81,663	(155,547)	(133,466)

Total other comprehensive income (loss)	88,134	(111,185)

Comprehensive income (loss)	$(1,111,575)	(3,537,544)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2009 and 2008

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007	$1,799,630	4,243,332	22,927,131	364,639	29,334,732

Change in net unrealized gain (loss) on investment securities available for sale, net of tax	-	-	-	(111,185)	(111,185)

Net loss	-	-	(3,426,359)	-	(3,426,359)

Balance, December 31, 2008	1,799,630	4,243,332	19,500,772	253,454	25,797,188

Change in net unrealized gain (loss) on investment securities available for sale, net of tax	-	-	-	88,134	88,134

Net loss	-	-	(1,199,709)	-	(1,199,709)

Balance, December 31, 2009	$1,799,630	4,243,332	18,301,063	341,588	24,685,613

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(1,199,709)	(3,426,359)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation, amortization and accretion	615,582	651,941
Provision for loan losses	2,140,000	7,463,000
Provision for deferred taxes	94,357	(13,119)
Gains on sale of investment securities, net	(250,720)	(215,129)
Impairment loss on restricted equity securities	100,429	-
Loss on sale and disposal of fixed assets	3,660	-
Loss on other real estate	1,006,706	-
Change in:
Accrued interest receivable and other assets	1,996,442	(4,299,415)
Accrued interest payable and other liabilities	(509,891)	(395,658)
Mortgage loans originated and held for sale	1,638,561	(575,378)

Net cash provided (used) by operating activities	5,635,417	(810,117)

Cash flows from investing activities:
Purchase of investment securities available for sale	(143,936,574)	(28,916,088)
Proceeds from calls and maturities of investment securities available for sale	144,251,462	31,936,266
Proceeds from sales of investment securities available for sale	12,937,169	8,742,800
Redemption of restricted equity securities	22,500	27,500
Net change in loans	6,177,128	(2,524,705)
Purchases of premises and equipment	(29,309)	(216,176)
Proceeds from sales of other real estate	851,152	157,306

Net cash provided by investing activities	20,273,528	9,206,903

Cash flows from financing activities:
Net change in deposits	(24,595,834)	(11,486,416)
Net change in securities sold under repurchase agreements	3,360,751	3,296,972
Dividends paid	-	(1,034,787)

Net cash used by financing activities	(21,235,083)	(9,224,231)

Net (decrease) increase in cash and cash equivalents	4,673,862	(827,445)

Cash and cash equivalents at beginning of year	20,062,492	20,889,937

Cash and cash equivalents at end of year	$24,736,354	20,062,492

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2009 and 2008

	2009	2008

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$6,049,373	8,464,094
Income taxes	$2,623,240	281,500

Noncash investing and financing activities:
Change in net unrealized gain on investment
securities available for sale, net of tax	$88,134	(111,185)
Transfer of loans to other real estate	$7,177,958	1,935,325
Transfer of other real estate to loans	$278,431	-
Change in dividends payable	$-	1,034,787

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

On September 17, 2008, Putters, Inc. was incorporated as a 100% owned subsidiary of the Bank.  Putters, Inc. was formed as a real estate holding company for a residential subdivision that was foreclosed on by the bank subsequent to the incorporation of Putters, Inc.  On May 28, 2009, Putters, Inc.’s name was changed to Real Estate Holdings Georgia, Inc.  The subsidiary continues to be used as a real estate holding company to hold residential real estate subdivision on which the bank has foreclosed.

On December 18, 2008, Motel Holdings Georgia, Inc. was incorporated as a 100% owned subsidiary of the Bank.  Motel Holdings Georgia, Inc. was formed as a real estate holding company for a motel that was foreclosed on by the bank in January 2009.  The motel is an operating motel managed by an independent third party.  The operations of the motel are included in our statements of operations since the date of foreclosure.

Principles of Consolidation
The consolidated financial statements include the financial statements of Oconee Financial Corporation and its wholly owned subsidiary, Oconee State Bank and the subsidiaries of the Bank (collectively called the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation
The accounting principles followed by the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices in the banking industry. In preparing the financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, deferred taxes, fair value of financial instruments, other than temporary impairment on securities, and valuation of real estate acquired in connection with or in lieu of foreclosure on loans.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.  Included in cash and due from banks is interest-bearing deposits at other banks of $20,675,256 and $9,720 at December 31, 2009 and 2008, respectively.

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

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)
Summary of Significant Accounting Policies, continued

Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from operations and are reported as a separate component of stockholders’ equity until realized.   The Company recognizes other than temporary impairment (OTTI) loss in earnings only when the Company (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security.  In situations when the Company intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis, the entire OTTI loss is recognized in earnings.  In all other situations, only the portion of the OTTI losses representing the credit loss is recognized in earnings, with the remaining portion being recognized in other comprehensive income, net of deferred taxes.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale are included in earnings  on the trade date and are derived using the specific identification method for determining the cost of securities sold.

Other Investments
Other investments include other equity securities.  No ready market exists for these securities and there is no quoted fair value.  These investment securities are carried at cost.  Management reviews for impairment based on the ultimate recoverability of the cost basis in these stocks.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. At December 31, 2009 and 2008, the carrying amount of mortgage loans held for sale approximates the market value. Loans held for sale consist of mortgage loans which have commitments to be sold to third party investors upon closing.

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

Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all principal and interest due according to the contractual terms of the loan will not be collected.  Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Accrual of interest is discontinued on a loan when management believes, after considering economic conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Interest previously accrued but not collected is reversed against current period earnings and interest is recognized on a cash basis when such loans are placed on non-accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes the uncollectibility of the principal is confirmed. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality and review of specific problem loans. The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are identified as impaired.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  Management uses an external loan review program to challenge and corroborate the internal grading system and provide additional analysis in determining the adequacy of the allowance and provisions for estimated loan losses.

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

Other Real Estate
Properties acquired through foreclosure are carried at the lower of cost or fair value less estimated costs to dispose.  Accounting guidance defines fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals.  Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses.  Subsequent write-downs are provided by a charge to operations through the allowance for losses on other real estate in the period in which the need arises.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

On January 1, 2009, the Company adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

Mortgage Banking Income
Mortgage origination fee income represents net gains from the sale of mortgage loans and fees received from borrowers related to the Bank’s origination of single-family residential mortgage loans.

Earnings (Loss) Per Share

Earnings (loss) per common share are based on the weighted average number of common shares outstanding during the year while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Company had no potential common share equivalents outstanding during 2009 and 2008.  For each of those years, loss per share is calculated using the weighted average shares outstanding during the years of 899,815.

Comprehensive Loss
 Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net loss, are components of comprehensive loss.

Recent Accounting Pronouncements
On June 29, 2009, the FASB issued ASC105, Generally Accepted Accounting Principles, an accounting pronouncement establishing the FASB Accounting Standards Codification™ (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company adopted this new accounting pronouncement for the year ended December 31, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.

On April 9, 2009, the FASB issued three related accounting pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  In particular, these pronouncements: (1) provide guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity for the asset or liability have decreased significantly; (2) enhance consistency in financial reporting by increasing the frequency of fair value disclosures and (3) modify existing general standards of accounting for and disclosure of other-than-temporary impairment (“OTTI”) losses for impaired debt securities.

Both of these pronouncements were effective for interim and annual periods ending after June 15, 2009.  Entities were permitted to early adopt the provisions of these pronouncements for interim and annual periods ending after March 15, 2009, but had to adopt all three concurrently.  The Company adopted these provisions of these pronouncements for the year ended December 31, 2009, as required, and adoption did not have a material impact on the financial statements taken as a whole.

  OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)	Regulatory Matters and Management's Plan of Action

Overall Summary of Results

The Company has incurred net losses from operations of $1.2 million and $3.4 million for the two years ended December 31, 2009 and 2008.  During the same periods the Company has reported net cash provided by (used in) operations of $5.5 million and ($810,000).  During 2009 management made strategic moves to address concerns raised by regulators including shrinking the Bank’s total assets and loans, as both have a direct impact on regulatory capital ratios.  At December 31, 2009 the Bank meets the required levels of capital to be considered well capitalized under regulatory guidelines, however due to the regulatory order discussed below the Bank is considered adequately capitalized.

Regulatory Oversight

As reported to shareholders during the third quarter of 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “GDBF”), whereby the Bank consented to the issuance of an Order to Cease and Desist (the “Order”).  Among other things, the Order provides that, unless otherwise agreed by the FDIC and GDBF:

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

As of December 31, 2009, the Bank was in compliance with all directives of the Order.  Compliance with the consent order is monitored by a committee made up of members of the Board of Directors of the Company.  Failure to comply with the Order could result in further regulatory action and oversight.

Capital Adequacy

As of December 31, 2009, the Bank was considered "adequately capitalized" as defined by federal capital regulations.  Regulatory capital is a measure of a financial institution's soundness.  Note 13, Regulatory Matters, presents and discusses more fully the Bank's capital levels.  In response to the Order, the Board of Directors has authorized management to begin the process of raising additional capital through a stock offering.  Management has begun the preparation of the offering document which tentatively is expected to offer a minimum of 35,000 and maximum of 450,000 shares of the Company’s common stock.  Upon completion of the management’s due diligence and research, the Board of Directors will formally vote on whether or not to proceed with the stock offering based on the Bank’s capital position and potential need for additional capital.

Asset Quality

The losses reported in 2009 and 2008 are primarily the result of significant provisions for loan losses, additional expenses related to foreclosed assets, reductions in interest income related to the increase in non-performing loans and an interest margin which has been impacted by the lowest interest rates in decades.  The provision for loan losses for the years ended December 31, 2009 and 2008 were $2.1 million and $7.5 million, respectively.  As of December 31, 2009 impaired and nonaccrual loans were down $11 million, and net charge-offs were down $3.7 million compared to the year ended December 31, 2008, while other real estate owned increased by $5.1 million.  Impaired loans and foreclosed assets, although currently carried at the lower of cost or fair value, could likely impact future earnings through additional write-downs if the real estate market continues to decline as it has in 2008 and 2009.  Management continually evaluates these assets and recognizes losses as confirmed.

  OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)	Regulatory Matters and Management's Plan of Action, continued

Liquidity

The Bank actively manages and monitors liquidity on a daily basis.  At December 31, 2009 the Bank’s liquidity ratio was 22.5% which is adequate based on the Bank’s policy and acceptable by the regulators considering the minimal amount of brokered deposits held by the Bank.  The Bank has been able to maintain a stable deposit base throughout 2009 and management anticipates this to continue in 2010. The FDIC's temporary changes to increase the amount of deposit insurance to $250,000 per deposit relationship and to provide unlimited deposit insurance for certain transaction accounts under the Temporary Liquidity Guarantee Program ("TLGP") have contributed to the Bank's stable deposit base.  However, the TLGP program is scheduled to expire on June 30, 2010 which could impact the Bank's ability to retain previously insured transaction accounts above $250,000 if the program is not extended.  Despite these challenges, the Bank expects to maintain a sound liquidity position throughout 2010.

As noted above, the Bank is working in full compliance with the Order and is actively working toward returning to profitable operations.  However, if operating losses were to continue to occur, these events could have a material and adverse effect on the Company's results of operations and financial position.

(3)	Investment Securities

 Investment securities available for sale at December 31, 2009 and 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2009:
Debt securities:
U.S. Government and federal agency:
U.S. Government-sponsored enterprises (GSEs)*	$28,989,082	$191,702	$(226,629)	$28,954,155
Corporate	1,617,611	-	(133,300)	1,484,311
Mortgage-backed:
GSE residential	24,522,979	800,214	(12,795)	25,310,398
State, county, municipal	11,223,018	124,977	193,576	11,154,419
Total debt securities	66,532,690	1,116,893	(566,300)	66,903,283

  OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)	Investment Securities, continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
Debt securities:
U.S. Government and federal agency:
U.S. Government-sponsored enterprises (GSEs)*	$37,171,757	$959,666	$-	$38,131,423
Corporate	1,620,067	-	(158,461)	1,461,606
Mortgage-backed:
GSE residential	22,846,975	517,867	(790)	23,364,052
State, county, municipal	17,714,238	84,212	(993,961)	16,804,489
Total debt securities	79,353,037	1,561,745	(1,153,212)	79,761,570

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2009 and 2008 are summarized as follows:

	Less Than Twelve Months		Over Twelve Months
Available for Sale Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
December 31, 2009:
Debt securities
U.S. Government and federal agencies:
GSEs	$226,629	$16,378,577	$-	$-	$226,629
Corporate bonds	-	-	133,300	1,484,311	133,300
Mortgage-backed securities:
GSE residential	39,291	5,861,084	-	-	39,291
State, county, municipal	71,729	2,117,963	95,351	1,178,181	167,080
Total debt securities	337,649	24,357,624	228,651	2,662,492	566,300

  OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)	Investment Securities, continued

	Less Than Twelve Months		Over Twelve Months
Available for Sale Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
December 31, 2008:
Debt securities
U.S. Government and federal agencies:
Corporate bonds	$158,461	$1,620,067	$-	$-	$158,461
Mortgage-backed securities:
GSE residential	790	208,311	-	-	790
State, county, municipal	907,749	10,033,908	86,212	692,675	993,961
Total debt securities	1,067,000	12,662,286	86,212	692,675	1,153,212

The amortized cost and fair value of investment securities available for sale at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$430,000	436,037
Due from one to five years	410,248	414,309
Due from five to ten years	12,709,671	12,758,979
Due after ten years	28,279,792	27,983,560
Mortgage-backed securities	24,522,979	25,310,398

	$66,352,690	66,903,283

The proceeds from the sales and gross gains and gross losses realized by the Company from sales of investment securities for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008

Proceeds from sales	$12,937,169	8,742,800

Gross gains realized	$250,720	215,129
Gross losses realized	-	-

Net gain realized	$250,720	215,129

Securities with a carrying value of approximately $50,976,000 and $63,014,000 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes as required by law.

  OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)	Investment Securities, continued

Restricted equity securities consist of the following:

	December 31,
	2009	2008
Federal Home Loan Bank Stock	$556,300	578,800
Silverton Financial Services, Inc. Stock	-	100,429
	$556,300	679,229

During the second quarter of 2009, the Company recorded an other than temporary impairment charge of $100,429 on its investment in Silverton Financial Services, Inc. restricted equity securities.  The value of these securities was determined to be totally impaired after Silverton Bank was placed in receivership in May 2009.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of December 31, 2009 and 2008 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers.  Included in the table above as of December 31, 2009 were 10 out of 27 securities issued by state and political subdivisions that contained unrealized losses, 14 of 24 securities issued by government sponsored agencies, 3 of 28 mortgage-backed securities, and 2 of 2 other debt securities that contained unrealized losses.

GSE debt securities.  The unrealized losses on the fourteen investments in GSEs were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Corporate bonds.  The Company’s unrealized losses on investments in two corporate bonds relates to investments in companies within the financial services sector.  The unrealized losses are primarily caused by recent decreases in profitability and profit forecasts by industry analysts.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

GSE residential mortgage-backed securities.  The unrealized losses on the Company’s investment in three GSE mortgage-backed securities were caused by interest rate increases.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

State and municipal securities. The unrealized losses for twelve months or longer relates to 10 municipal securities. The unrealized losses are primarily caused by securities no longer being insured and/or ratings being withdrawn given the current economic environment, as well as changes in interest rates. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

  OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)	Loans

Major classifications of loans at December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Commercial, financial and agricultural	$28,392,933	28,028,762
Real estate – mortgage	114,252,957	105,459,965
Real estate – commercial construction	29,567,486	51,567,771
Real estate – consumer construction	801,464	2,897,623
Consumer	6,768,441	7,836,864
Total loans	179,783,281	195,790,985
Deferred fees and costs, net	54,501	18,578
Less allowance for loan losses	(3,497,292)	(4,215,262)
Total net loans	$176,340,490	191,557,145

The Bank grants loans and extensions of credit primarily to individuals and a variety of firms and corporations located in certain Georgia counties including Oconee and Clarke. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market in the Bank’s primary market area.

At December 31, 2009 and 2008, the recorded investment in loans that were considered to be impaired and on nonaccrual was approximately $17,706,000 and $28,772,000, respectively.  Included in this amount was $7,200,000 and $9,803,000 of impaired loans at December 31, 2009 and 2008, respectively, for which there is no related allowance for loan losses.  Impaired loans at December 31, 2009 and 2008 also included $10,474,000 and $18,969,000 of impaired loans for which the related allowance for loan losses was $1,143,000 and $1,438,000, respectively.   In addition, the Company had approximately $0 and $24,000 in loans past due more than ninety days and still accruing interest at December 31, 2009 and 2008, respectively.  These accounts were deemed to be well collateralized and in the process of collection.  The average recorded investment in impaired loans for the twelve months ended December 31, 2009 and 2008 was approximately $25,558,000 and $16,478,000, respectively.  For the years ended December 31, 2009 and 2008, the interest recognized on impaired loans was immaterial.

For the years ended December 31, 2009 and 2008, troubled debt restructurings were $0 and $4,351,000, respectively.  At December 31, 2009 and 2008, the Company had loans totaling $0 and $4,351,000 that were modified in troubled debt restructurings and impaired.  In years subsequent to a modification, loans that are performing in accordance with their modified terms are not reported as impaired loans.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2009	2008
Balance at beginning of year	$4,215,262	3,335,825
Provision for loan losses	2,140,000	7,463,000
Amounts charged off	(2,943,798)	(6,625,721)
Recoveries on amounts previously charged off	85,828	42,158

Balance at end of year	$3,497,292	4,215,262

  OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(5)	Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

	December 31,
	2009	2008
Land	$1,354,181	1,354,181
Buildings and improvements	5,947,419	5,936,622
Furniture and equipment	5,879,896	5,881,342
Leasehold improvements	115,673	115,673
	13,297,169	13,287,818
Less accumulated depreciation	6,984,201	6,383,928
	$6,312,968	6,903,890

Depreciation expense was $616,571 and $706,382 for the years ended December 31, 2009 and 2008, respectively.

Future minimum lease payments under current operating leases pertaining to banking premises and equipment at December 31, 2009, are as follows:

Years Ending December 31,
2010	$152,707
2011	139,084
2012	140,874
2013	142,699
2014	144,560
Thereafter	207,984

Total minimum lease payments	$927,908

Total rental expense for the years ended December 31, 2009 and 2008 was $162,336 and $159,450, respectively.

(6)	Other Real Estate

A summary of foreclosed assets are presented as follows:

	Years Ended December 31,
	2009	2008
Balance, beginning of year	$1,781,905	$1
Additions	7,177,958	1,935,325
Disposals	(851,152)	(155,920)
Charge-offs	(971,839)	(13,850)
Internally financed sales	(278,431)	-
Capitalized expenses	91,587	16,349
Gain (loss) on sale	(34,867)	-
Balance, end of year	$6,915,161	$1,781,905

As of December 31, 2009 and 2008 deferred gains on sales of foreclosed real estate of $40,000 and $10,000 are included in the balance sheet as a reduction of loans.

  OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(6)	Other Real Estate, continued

Expenses applicable to foreclosed assets include the following:

	Years Ended December 31,
	2009	2008
Net loss (gain) on sales of real estate	$(34,867)	-
Provision for losses	-	-
Operating expenses, net of rental income	229,681	254,489
	$194,814	$254,489

(7)	Deposits
The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were approximately $52,535,000 and $71,244,000 at December 31, 2009 and 2008, respectively.  The Company had brokered time deposits at December 31, 2009 and 2008 of $9,397,000 and $17,979,000, respectively.

At December 31, 2009, the scheduled maturities of certificates of deposits are as follows:

2010	$108,458,472
2011	16,760,377
2012	750,387
2013	503,572
2014	2,016,090
$128,488,898

At December 31, 2009, the Bank had concentrations of deposits of approximately $30,669,000 and $28,699,000 with two customers.  These deposits are with customers that have been customers of the Bank for several years and are expected to remain with the Bank for the foreseeable future.

(8)	Income Taxes

The components of income tax benefit in the statements of operations are as follows:

	2009	2008
Current benefit	$(975,472)	(2,699,668)
Deferred	(94,357)	(13,119)
Total income tax benefit	$(1,069,829)	(2,712,787)

The differences between income tax benefit and the amount computed by applying the statutory federal income tax rate to losses before income benefit are as follows:

	2009	2008
Pretax loss at statutory rates	$(771,643)	(2,099,020)
Add (deduct):
Tax exempt interest income	(234,021)	(288,919)
Non-deductible interest expense	20,389	33,751
State taxes, net of federal effect	(197,018)	(442,801)
Other	112,464	84,202
	$(1,069,829)	(2,712,787)

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(8)	Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset. The net deferred tax asset is a component of other assets at December 31, 2009 and 2008.

	2009	2008
Deferred income tax assets:
Allowance for loan losses	$769,403	1,164,777
Other real estate	224,045	14,062
Other	184,130	-
Total gross deferred income tax assets	1,177,578	1,178,839
Deferred income tax liabilities:
Unrealized gains on investment securities available for sale	(209,005)	(155,079)
Premises and equipment	(353,575)	(449,192)
Total gross deferred income tax liabilities	(562,580)	(604,271)
Net deferred income tax asset	$614,998	574,568

(9)	Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements at December 31, 2009 and 2008 were $9,814,000 and $6,453,000, respectively.

(10)	Related Party Transactions

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

	December 31,
	2009	2008
Beginning balance	$6,958,101	7,550,279
New loans	2,747,985	1,970,123
Repayments	(1,178,978)	(2,562,301)
Change in related parties	(4,459,092)	-

Ending balance	$4,068,016	6,958,101

Deposits from related parties totaled approximately $5,794,000 and $6,833,000 as of December 31, 2009 and 2008, respectively.

(11)	Commitments and Contingencies

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

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(11)	Commitments and Contingencies, continued

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

	Contractual Amount
	2009	2008
	(in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$27,410	26,153
Standby letters of credit	$570	661

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

The Company had $5,000,000 and $7,000,000 available for the purchase of overnight federal funds from two correspondent financial institutions as of December 31, 2009 and 2008, respectively.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

(12)	Profit Sharing Plan

The Company has a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The total contributions by the Company for 2009 and 2008 were $71,764 and $227,367, respectively.  The Board of Directors suspended this plan indefinitely effective July 1, 2009.

(13)	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2009 and 2008, the Company and the Bank met all capital adequacy requirements to which they are subject.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(13)	Regulatory Matters, continued
As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables and also must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by federal banking regulators.

The capital ratios for the Company are essentially the same as those of the Bank. Therefore, only the Bank’s capital ratios are presented in the following table (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total Capital
(to Risk-Weighted Assets)	$26,721	13.5%	$15,878	8.0%	$19,848	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$24,228	12.2%	$7,939	4.0%	$11,909	6.0%
Tier 1 Capital
(to Average Assets)	$24,228	8.3%	$11,709	4.0%	$14,637	5.0%

As of December 31, 2008:
Total Capital
(to Risk-Weighted Assets)	$28,095	13.0%	$17,334	8.0%	$21,667	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$25,368	11.7%	$8,667	4.0%	$13,000	6.0%
Tier 1 Capital
(to Average Assets)	$25,368	8.1%	$12,529	4.0%	$15,662	5.0%

(14)	Stockholders’ Equity

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other working capital needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year’s net earnings, the ratio of equity capital to total assets, and other specific regulatory restrictions.  At December 31, 2009, no dividends could be declared without regulatory approval.

(15)	Fair Value Disclosures

Fair Value Measurements
Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under generally accepted accounting principles.  FASB ASC Topic 820 applies to all financial instruments that are being measured and reported on a fair value basis.

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(15)	Fair Value Disclosures, continued

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale and loans held for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and foreclosed property

Under FASB ASC Topic 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures its impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(15)	Fair Value Disclosures, continued

Other Real Estate: Other real estate is adjusted to fair value upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of cost or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the other real estate as nonrecurring Level 3.

The tables below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at December 31, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Securities	$66,903	$-	$66,903	$-

	Balance at December 31, 2008
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Securities	$79,762	$-	$79,762	$-
Loans held for sale	$1,639	$-	$1,639	$-

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

	Balance at December 31, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$17,706	$-	$-	$17,706
Other real estate	6,915	-	-	6,915

	Balance at December 31, 2008
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$17,531	$-	$-	$17,531
Other real estate	1,782	-	-	1,782

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(15)	Fair Value Disclosures, continued

For the year ended December 31, 2009, the Company recognized adjustments related to impaired loans and other real estate that are measured at fair value on a nonrecurring basis. Approximately $1,960,000 of losses related to impaired loans and $714,000 of losses related to other real estate were recognized as either charge-offs or specific allocations within the allowance for loan losses for the year ended December 31, 2009.

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

Loans and Loans Held for Sale
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

The estimated fair values of the Company’s financial instruments as of December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:	(In thousands)
Cash and cash equivalents	$24,736	24,736	20,062	20,062
Investment securities	$66,903	66,903	79,762	79,762
Restricted equity securities	$556	556	679	679
Loans held for sale	$-	-	1,639	1,639
Loans, net	$176,340	174,696	191,557	191,214

Liabilities:
Deposits and securities sold under repurchase agreement	$260,256	260,651	281,491	281,682

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(16)	Other Operating Income and Expenses

Components of other operating income and expenses which are greater than 1% of interest income and other income are as follows:
	2009	2008
Other Income
Income and fees from ATM’s	$505,990	484,438
Other Expenses
FDIC insurance assessment expense	$906,445	173,262
Professional fees	$370,352	380,755
ATM process and settlement charges	$351,889	297,177
Deposit program marketing expense	$-	246,234
Other real estate expenses	$813,290	258,689

(17)	Oconee Financial Corporation (Parent Company Only) Financial Information

Balance Sheets
December 31, 2009 and 2008
	2009	2008
Assets
Cash	$70,519	167,865
Investment in subsidiary	24,569,959	25,621,141
Other assets	45,135	8,182

	$24,685,613	25,797,188
Liabilities and Stockholders’ Equity
Other liabilities	$-	-
Stockholders’ equity	24,685,613	25,797,188
	$24,685,613	25,797,188

Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008

Dividends from subsidiary	$-	150,000

Other expenses	97,346	51,825

Earnings (loss) before income tax benefit and equity in undistributed loss of subsidiary	(97,346)	98,175

Income tax benefit	36,953	19,673

Earnings (loss) before equity in undistributed loss of subsidiary	(60,393)	117,848

Equity in undistributed loss of subsidiary	(1,139,316)	(3,544,207)

Net loss	$(1,199,709)	(3,426,359)

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(17)	Oconee Financial Corporation (Parent Company Only) Financial Information, continued

    Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(1,199,709)	(3,426,359)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Equity in undistributed loss of subsidiary	1,139,316	3,544,207
Change in:
Other assets	(36,953)	(8,182)
Other liabilities	-	(692)
Net cash (used in) provided by operating activities	(97,346)	108,974
Cash flows from financing activities:
Dividends paid	-	(1,034,787)

Net cash used by financing activities	-	(1,034,787)

Change in cash	(97,346)	(925,813)
Cash at beginning of year	167,865	1,093,678
Cash at end of year	$70,519	167,865

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the issuer has duly caused this Report on Form 10–K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 31st day of March  2010.

OCONEE FINANCIAL CORPORATION (Registrant) By: /s/ B. Amrey Harden B. Amrey Harden President and Chief Executive Officer

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

Pursuant to the requirements of the Exchange Act, this Report on Form 10–K has been signed by the following persons in the capacities indicated on the 31st day of March, 2010.

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