Form 10-Q
period 2010-03-31
OCONEE FINANCIAL CORP
filed 2010-05-17
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________    to    _______

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
Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of May 17, 2010 was 899,815.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	March 31, 2010 (unaudited)	December 31, 2009
Assets

Cash and due from banks, including reserve requirements of $25,000	$22,669,079	24,736,354
Federal funds sold	-	-

Cash and cash equivalents	22,669,079	24,736,354

Investment securities available for sale	63,940,843	66,903,283
Other investments	556,300	556,300
Mortgage loans held for sale	207,160	-

Loans, net of allowance for loan losses of $3,684,522 and $3,497,292	170,652,697	176,340,490

Premises and equipment, net	6,205,786	6,312,968
Other real estate owned	8,775,372	6,915,161
Accrued interest receivable and other assets	3,239,281	3,534,444

Total assets	$276,246,518	285,299,000

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$28,845,857	28,957,212
Interest-bearing	211,277,182	221,485,106

Total deposits	240,123,039	250,442,318

Securities sold under repurchase agreements	10,234,754	9,814,023
Accrued interest payable and other liabilities	682,542	357,046

Total liabilities	251,040,335	260,613,387

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	18,569,288	18,301,063
Accumulated other comprehensive income	593,933	341,588

Total stockholders’ equity	25,206,183	24,685,613

Total liabilities and stockholders’ equity	$276,246,518	285,299,000

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	2010	2009
Interest Income:
Loans	$2,364,160	2,343,516
Investment securities:
Tax exempt	130,512	192,330
Taxable	635,415	801,136
Federal funds sold and other	8,487	27,943
Total interest income	3,138,574	3,364,925

Interest Expense:
Deposits	972,588	1,546,497
Other	72,031	75,670
Total interest expense	1,044,619	1,622,167

Net interest income	2,093,955	1,742,758

Provision for loan losses	200,000	1,100,000

Net interest income after provision for loan losses	1,893,955	642,758

Other Income:

Service charges on deposit accounts	275,913	315,354
Mortgage origination fees	4,406	139,599
Income on other real estate owned	138,138	2,100
Impairment loss on restricted equity securities	-	(100,429)
Other operating income	283,093	217,623
Total other income	701,550	574,247

Other Expense:
Salaries and other personnel expense	1,155,784	1,330,641
Net occupancy and equipment expense	292,354	356,173
Other operating expense	805,985	626,575
Total other expense	2,254,123	2,313,389

Earnings (loss) before income taxes	341,382	(1,096,384)

Income taxes (benefit)	73,157	(397,474)

Net earnings (loss)	$268,225	(698,910)

Earnings (loss) per common share based on average
outstanding shares of 899,815	$0.30	(0.78)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	2010	2009

Net earnings (loss)	$268,225	(698,910)

Other comprehensive income (loss), net of tax benefit:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax
(benefit) of $154,401 and $(90,013)	252,345	(147,113)

Total other comprehensive income (loss)	252,345	(147,113)

Comprehensive income (loss)	$520,570	(846,023)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$268,225	$(698,910)
Adjustments to reconcile net earnings (loss) to net
cash provided (used) by operating activities:
Provision for loan losses	200,000	1,100,000
Depreciation, amortization and accretion	164,951	100,095
Impairment loss on restricted equity securities	-	100,429
Gain on sales of other real estate owned	(34,540)	-
Change in assets and liabilities:
Interest receivable and other assets	140,762	(498,732)
Interest payable and other liabilities	325,496	(96,554)
Mortgage loans held for sale	(207,160)	(33,326)

Net cash provided (used) by operating activities	857,734	(26,998)

Cash flows from investing activities:
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	6,550,284	29,251,984
Purchases of investment securities available for sale	(3,210,328)	(39,931,612)
Proceeds from redemption of other investments	-	22,500
Net change in loans	3,104,663	2,245,396
Purchases of premises and equipment	(28,539)	(7,177)
Capital improvements on other real estate	(42,756)	-
Proceeds from sales of other real estate	600,215	-

Net cash provided (used) by investing activities	6,973,539	(8,418,909)

Cash flows from financing activities:
Net change in deposits	(10,319,279)	(4,654,804)
Net change in securities sold under repurchase agreements	420,731	9,985,653

Net cash (used) provided by financing activities	(9,898,548)	5,330,849

Net increase (decrease) in cash and cash equivalents	(2,067,275)	(3,115,058)

Cash and cash equivalents at beginning of period	24,736,354	20,062,492

Cash and cash equivalents at end of period	$22,669,079	$16,947,434

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

Supplemental cash flow information:
Cash paid for interest	$1,113,746	$1,640,496

Noncash investing and financing activities:	$2,383,130	$2,223,986
Transfer from loans to other real estate owned
Change in net unrealized gains (losses) on investment securities available for sale, net of tax benefit	$252,345	$(147,113)

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

Operating results for the three–month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

The Corporation’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Some of the Corporation’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Corporation’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s 10-K for the year ended December 31, 2009.

Many of the Corporation’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability.  The collectability of loans is reflected through the Corporation’s estimate of the allowance for loan losses.  The Corporation performs periodic detailed reviews of its loan portfolio in order to assess the adequacy of the allowance for loan losses in light of anticipated risks and loan losses.  In addition, investment securities available for sale and mortgage loans held for sale are reflected at their estimated fair value in the consolidated financial statements.  Such amounts are based on either quoted market prices or estimated values derived by the Corporation using dealer quotes or market comparisons.

(2)           Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period.

(3)           Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2010	2009

Balance at beginning of year	$3,497,292	4,215,262
Amounts charged off	(19,116)	(17,526)
Recoveries on amounts previously charged off	6,346	8,371
Provision for loan losses	200,000	1,100,000

Balance at March 31	$3,684,522	5,306,107

(4)       Fair Value Measurements

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale and certain loans held for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and foreclosed property.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under FASB ASC (Financial Accounting Standards Board Accounting Standards Codification) Topic 820, the Corporation groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

Level 3 – Generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments recorded at fair value on a recurring and non-recurring basis:

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures its impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, and discounted cash flows less selling costs. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

Foreclosed Assets: Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral less selling costs. When the fair value of the collateral is based on an observable market price, the Corporation records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset as nonrecurring Level 3.

The tables below presents the Corporation’s assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at March 31, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Securities	$63,941	$-	$63,941	$-
Loans held for sale	207	-	207	-

	Balance at December 31, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Securities	$66,903	$-	$66,903	$-

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at March 31, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$15,267	$-	$-	$15,267
Other real estate	8,775	-	-	8,775

	Balance at December 31, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$17,706	$-	$-	$17,706
Other real estate	6,915	-	-	6,915

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

The estimated fair values of the Corporation’s financial instruments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:	(In thousands)		(In thousands)
Cash and cash equivalents	$22,669	22,669	24,736	24,736
Investment securities	$63,941	63,941	66,903	66,903
Restricted equity securities	$556	556	556	556
Mortgage loans held for sale	$207	207	-	-
Loans, net	$170,653	170,615	176,340	174,696

Liabilities:
Deposits and securities sold under
repurchase agreement	$250,358	250,363	260,256	260,651

(5)	Investments

Investment securities available for sale at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government-sponsored enterprises (GSEs)*	$27,479,268	301,562	(45,301)	27,735,529
State, county and municipal	10,867,999	130,868	(173,419)	10,825,448
Mortgage-backed securities – GSE residential	23,019,307	869,687	-	23,888,994
Corporate bonds	1,616,930	-	(126,058)	1,490,872

Total	$62,983,504	1,302,117	(344,778)	63,940,843

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government-sponsored enterprises (GSEs)*	$28,989,082	191,702	(226,629)	28,954,155
State, county and municipal	11,223,018	124,977	(193,576)	11,154,419
Mortgage-backed securities – GSE residential	24,522,979	800,214	(12,795)	25,310,398
Corporate bonds	1,617,611	-	(133,300)	1,484,311

Total	$66,532,690	1,116,893	(566,300)	66,903,283

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses

GSEs	$5,547,313	45,301	-	-	45,301
State, county and municipal	2,626,849	75,279	1,175,047	98,140	173,419
Corporate bonds	-	-	1,490,872	126,058	126,058

	$8,174,162	120,580	2,665,919	224,198	344,778

	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses

GSEs	$16,378,577	226,629	-	-	226,629
State, county and municipal	2,117,963	71,729	1,178,181	95,351	167,080
Mortgage-backed securities	5,861,084	39,291	-	-	39,291
Corporate bonds	-	-	1,484,311	133,300	133,300

	$24,357,624	337,649	2,662,492	228,651	566,300

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of March 31, 2010 and December 31, 2009 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers. Included in the table above as of March 31, 2010 were 10 out of 25 securities issued by state and political subdivisions that contained unrealized losses, 5 of 23 securities issued by government sponsored agencies, and 2 of 2 other debt securities that contained unrealized losses.

GSE debt securities.  The unrealized losses on the five investments in GSEs were caused by interest rate increases.  Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Corporate bonds.  The Corporation’s unrealized losses on investments in two corporate bonds relates to investments in companies within the financial services sector.  The unrealized losses are primarily caused by recent decreases in profitability and profit forecasts by industry analysts.  The Corporation currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Because the Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

State and municipal securities.  The unrealized losses for twelve months or longer relates to three municipal securities.  The unrealized losses are primarily caused by securities no longer being insured and/or ratings being withdrawn given the current economic environment, as well as changes in interest rates.  Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

The amortized cost and fair value of investment securities available for sale at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$930,000	931,940
Due from one to five years	410,232	412,259
Due from five to ten years	13,362,910	13,485,903
Due after ten years	25,261,055	25,221,747
Mortgage-backed securities	23,019,307	23,888,994

	$62,983,504	63,940,843

Oconee had no sales of investment securities during the three-month periods ended March 31, 2010 and 2009.

(6)	Accounting Standards Updates

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASC No. 2010-09”). ASU No. 2010-09 removes some contradictions between the requirements of GAAP and the filing rules of the Securities and Exchange Commission (“SEC”). SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors, and it is not expected to have a material impact on Oconee’s results of operations, financial position or disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-10, Consolidation: Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date for certain investment funds, the amendments made to FASB ASC 810-10 related to variable interest entities by Statement of Financial Accounting Standard (“SFAS”) No. 167, however this deferral does not apply to the disclosure requirements of SFAS No. 167. ASU No. 2010-10 also clarifies that (1) interests of related parties must be considered in determining whether fees paid to decision makers or service providers constitute a variable interest, and (2) a quantitative calculation should not be the only basis on which such determination is made. This guidance is effective as of the beginning of the first annual period beginning after November 15, 2009, and for interim periods within that first annual reporting period. It is not expected to have an impact on Oconee’s results of operations, financial position or disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU No. 2010-18”). ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. ASU 2010-18 is not expected to have a material impact on Oconee’s results of operations, financial position or disclosures.

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

Financial Condition

Like many financial institutions across the United States, the Corporation’s operations have been negatively affected by the current economic crisis.  The recession has reduced liquidity and credit quality within the banking system and the labor, capital and real estate markets.  Dramatic declines in the housing market have negatively affected the credit performance of our residential construction and development loans.  The economic recession has also lowered commercial and residential real estate values and substantially reduced general business activity and investment.  Combined, the deterioration in the residential and the commercial real estate markets has materially increased our level of nonperforming assets and charge-offs of problem loans.  These market conditions and the tightening of credit have led to increased delinquencies in our loan portfolio, increased market volatility, added pressure on our capital, a lower net  interest margin and net losses.

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

The provisions of the Order will remain effective until modified, terminated suspended or set aside by the FDIC.  The primary focuses going forward will be reducing classified and non-performing assets, maintaining adequate levels of capital and returning the Bank to profitable operating levels.  As of March 31, 2010, the Bank was in full compliance with the Order.

Total assets at March 31, 2010 were $276,247,000, representing a $9,052,000 (3.17%) decrease from December 31, 2009.  Investment securities decreased $2,962,000 as compared to December 31, 2009, primarily as a result of the Bank’s decision to allow the maturities and calls of investment securities to provide liquidity to replace deposits in a designed effort to shrink the Bank’s balance sheet.  Loans decreased $5,501,000 (3.06%) at March 31, 2010 as compared to December 31, 2009, primarily due to loan pay-downs and the shifting of $2,383,000 from loans to other real estate owned during the first three months of 2010.  Deposits decreased $10,319,000 (4.12%) from December 31, 2009.  The decrease in deposits is primarily attributable to decreases in interest-bearing checking accounts of $5,169,000 and $8,185,000 in time deposits as compared to December 31, 2009 balances, offset by an increase in savings account balances of $3,570,000.  Securities sold under repurchase agreements increased $421,000 at March 31, 2010 as compared to December 31, 2009.  The allowance for loan losses at March 31, 2010 was $3,685,000, compared to the December 31, 2009 balance of $3,497,000, representing 2.11% of total loans at March 31, 2010, compared to 1.94% of total loans at December 31, 2009. Cash and cash equivalents decreased $2,067,000 from December 31, 2009.  Total stockholders’ equity at March 31, 2010 of $25,206,000 increased $520,000 (2.11%) from December 31, 2009.

The following table presents a summary of the Bank’s loan portfolio by loan type at March 31, 2010 (dollars are in thousands).

	Amount	Percentage
	(In thousands)
Commercial, financial and agricultural	$27,873	16.0%
Real estate – mortgage	116,198	66.6%
Real estate – commercial construction	23,382	13.4%
Real estate – consumer construction	515	0.3%
Consumer	6,369	3.7%
Total loans	$174,337	100.0%

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $25,352,000 at March 31, 2010, representing an increase of $681,000 (2.76%) from December 31, 2009.  This increase is primarily attributable to an increase of $1,860,000 in other real estate owned, offset by a decrease of $1,129,000 in nonaccrual loans.  Total nonperforming assets were 14.54% of total loans at March 31, 2010, compared to 13.72% at December 31, 2009.  Nonperforming assets represented 9.18% of total assets at March 31, 2010, compared to 8.65% of total assets at December 31, 2009.  Nonaccrual loans represented 9.51% of total loans outstanding at March 31, 2010, compared to 9.85% of total loans outstanding at December 31, 2009.  There were no related party loans which were considered to be nonperforming at March 31, 2010.  A summary of non-performing assets at March 31, 2010, December 31, 2009 and March 31, 2009 is presented in the following table (dollars are in thousands).

	March 31, 2010	December 31, 2009	March 31, 2009
Other real estate	$8,775	6,915	4,064
Repossessions	-	50	2
Non-accrual loans	16,577	17,706	29,776
Accruing loans 90 days or more past due	-	-	7
	$25,352	24,671	33,849

The table below details the changes in other real estate owned for the three months ending March 31, 2010 and 2009 (dollars are in thousands).

	2010	2009
Balance at January 1	$6,915	1,777
Transfer from loans to other real estate	2,383	2,224
Capital Improvements on other real estate	43	63
Sales of other real estate	(566)	-
Balance at March 31	$8,775	4,064

As of March 31, 2010, the allowance for loan losses was allocated as follows (dollars are in thousands).

	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$847	23.0%	16.0%
Real Estate - Commercial Construction	1,264	34.3%	13.4%
Consumer	121	3.3%	3.7%
Real Estate - Mortgage	988	26.8%	66.6%
Unallocated	465	12.6%	0.3%
Total	$3,685	100.0%	100.0%

During the first quarter 2009, the Bank formed Motel Holdings Georgia, Inc., a subsidiary corporation for the purpose of holding a motel that was foreclosed upon by the Bank in January 2009.  At March 31, 2010, the carrying amount of the hotel in other real estate owned was $1,991,000.  This subsidiary was set up to limit the Bank’s liability on the operations of the motel and to make a more clear separation of the income and expenses relating to the motel and the Bank’s ordinary lines of business.  The Bank has contracted with an independent hospitality management company to operate the motel while the Bank markets the motel for sale.

At March 31, 2010, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry.  Total commitment amounts for hotel and motel loans were $19,722,000 at March 31, 2010, of which $19,629,000 was funded and outstanding.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.

As of March 31, 2010, the Corporation had total commitments for construction and development loans of $23,977,000, of which $19,817,000 was funded and outstanding.  The local housing industry has slowed considerably over the past 12 to 18 months, as has occurred at the state and national level.  New loan requests have been down as compared to prior periods due to this slowdown.  The immediate challenge for the Bank is to finance builders and developers with the financial strength to deal with the current weaker demand, while working with financially weaker builders in an attempt to help them work through this economic downturn.

Results of Operations

Net interest income increased $351,000 (20.15%) in the first three months of 2010 compared to the same period for 2009 as a result of an increase in the interest rate spread.  The Bank’s net interest margin for the first three months of 2010 was 3.28%, compared to 2.51% for the same time period during 2009.  Yield on interest earning assets for the three-month period ending March 31, 2010 was 4.92%, compared to 4.84% for the three-month period ending March 31, 2009.  Average rate paid on interest bearing liabilities was 1.89% for the three months ending March 31, 2010, compared to 2.55% for the same period during 2009.  The primary reasons for the changes in yield on interest earning assets are interest rate floors on floating rate loans that were implemented during 2009 to minimize the Bank’s exposure to a low interest rate environment.  The floors were raised to higher levels as loans matured or renewed during 2009.  The reduction in the average rate paid on interest bearing liabilities is a result of the lower interest rate environment in 2010 and a reduction of $31,603,000 in average interest-bearing deposits during the first three months of 2010 as compared to the same time period in 2009.

Interest income for the first three months of 2010 was $3,139,000, representing a decrease of $226,000 (6.73%) as compared to the same period in 2009.  Interest expense for the first three months of 2010 decreased $578,000 (35.60%) compared to the same period in 2009.  The decrease in interest income during the first three months of 2010 compared to the same period in 2009 is primarily attributable to a lower average level of interest-earning assets in 2010 as compared to 2009.  Year-to-date average interest earning assets were $33,617,000 lower during the first three months of 2010 as compared to 2009.  This is primarily due to a reduction in average interest-earning loans of $17,681,000 and investment securities of $20,936,000.  The decrease in interest expense is primarily attributable to a lower level of interest-bearing deposits during the first three months of 2010 as compared to 2009.  For the three month period ended March 31, 2010, average interest-bearing deposits were $31,603,000 less than 2009 average balances for the same period.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the three months ended March 31, 2010, the provision for loan losses was $200,000, compared to $1,100,000 for the same period in 2009. The provision for loan losses decreased in 2010 as compared to 2009 as a result of a lower level of historic charge-offs at March 31, 2010 as compared to March 31, 2009.  The historic charge-offs are primarily tied to the construction and real estate development industry, which has continued to experience a prolonged downturn throughout 2009 and the first quarter of 2010.  The historic charge-offs are part of the calculation used to determine the adequacy of the loan loss reserve.  The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

The following table summarizes information concerning the allowance for loan losses for the three-month periods ended March 31, 2010 and 2009.  Dollar amounts are in thousands.

	2010	2009

Balance at beginning of year	$3,497	$4,215
Charges-offs:
Commercial, financial and agricultural	-	-
Installment	-	17
Real Estate	19	-
Total charge-offs	19	17
Recoveries:
Commercial, financial and agricultural	2	1
Installment	-	7
Real Estate	5	-
Total recoveries	7	8
Net charge-offs	12	9
Provisions charged to operations	200	1,100
Balance at end of year	$3,685	$5,306
Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.00%

Other income for the first three months of 2010 increased $127,000 (22.17%) compared to the first three months of 2009.  This increase is primarily attributable to increases of $136,000 in income on other real estate and $65,000 in miscellaneous income, offset by a $135,000 decline in mortgage banking income and a decrease of $39,000 in non-sufficient funds service charges.  During the first quarter of 2009, the Bank recognized a permanent impairment on a restricted equity security which resulted in a $100,000 write-down.  The loss on restricted equity security was incurred due to the failure of Silverton Bank, N.A., a subsidiary of Silverton Financial Services.

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

Other expenses for the first three months of 2010 decreased $59,000 (2.56%) compared to the first three months in 2009. The decrease is attributable to a decrease in salaries and employee benefits expense of $175,000 and a decrease in occupancy expense of $64,000, offset by an increase in other operating expense of $179,000.  The increase in other operating expense is primarily attributable to an increase in Federal Deposit Insurance Corporation (FDIC) insurance assessments of $171,000 and an increase in expenses on other real estate of $126,000.  The increase in FDIC insurance assessments was primarily due to the Bank’s higher risk category as assigned by the FDIC.  The increased risk rating is the result of the Bank being under a corrective order issued by the FDIC.  The increase in expenses on other real estate was primarily due to operating expenses of $88,000 associated with the foreclosed motel mentioned in the previous paragraph.

The Bank’s effective tax rate was 21% and 40% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the effective tax rate in 2010 is due to the impact of the benefit of tax-free interest income from investment securities.

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

At March 31, 2010, the difference between the Bank’s liabilities and assets repricing or maturing within one year, after applying the betas, was $19,447,000, indicating that the Bank was liability sensitive.  Due to a large percentage of the Bank’s floating rate loans being currently priced at floor rates, meaning that the loans will not reprice in a falling rate environment, rate shock data show that the Bank’s net interest income would increase $134,000 on an annual basis if rates decreased 100 basis points, and would increase $136,000 on an annual basis if rates increased 100 basis points.

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

The Corporation monitors its liquidity position weekly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, unpledged investment securities and other secondary sources of liquidity, such as borrowing capacity from correspondent banks, by the sum of the Corporation’s deposit liabilities.  At March 31, 2010, the Corporation’s liquidity ratio was 21.8%.  This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed through secured lines of credit and securities repurchase agreements.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at March 31, 2010.

During the first three months of 2010, cash and cash equivalents decreased $2,067,000 to a total of $22,669,000 at March 31, 2010.  Cash inflows from operations totaled $858,000 during the first three months of 2010, while inflows from financing activities totaled $9,899,000, comprised of net decreases of $10,319,000 in deposits, offset by net increases in securities sold under repurchase agreements of $421,000.

Investing activities provided $6,974,000 of cash and cash equivalents, consisting primarily of proceeds from calls, maturities and paydowns of investment securities of $6,550,000 and net decreases in loans of $3,105,000, offset by purchases of investment securities of $3,210,000.  At March 31, 2010, the Bank had $63,941,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments.  At March 31, 2010, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $25,279,000 and $559,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at March 31, 2010 and December 31, 2009, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at March 31, 2010 and December 31, 2009 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios	March 31, 2010	December 31, 2009

Tier 1 Capital, Actual	12.7%	12.2%
Tier 1 Capital minimum requirement	4.0%	4.0%

Excess	8.7%	8.2%

Total Capital, Actual	13.9%	13.5%
Total Capital minimum requirement	8.0%	8.0%

Excess	5.9%	5.5%

Leverage Ratio

Tier 1 Capital to adjusted total assets	8.8%	8.3%
Minimum leverage requirement	4.0%	4.0%

Excess	4.8%	4.3%

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

Not applicable because the registrant is a smaller reporting company.

Item 4T.	Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of March 31, 2010.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

Date:    May 17, 2010

By:   /s/ Steven A. Rogers
       Steven A. Rogers, Vice President and CFO
       (Principal Financial Officer)

Date:    May 17, 2010