Form 10-Q
period 2010-06-30
OCONEE FINANCIAL CORP
filed 2010-08-16
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to   __________

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
Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of August 16, 2010 was 899,815.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	June 30, 2010 (unaudited)	December 31, 2009
Assets

Cash and due from banks, including reserve requirements of $25,000	$20,002,059	24,736,354
Federal funds sold	-	-

Cash and cash equivalents	20,002,059	24,736,354

Investment securities available for sale	74,390,790	66,903,283
Restricted equity securities	556,300	556,300
Mortgage loans held for sale	131,500	-

Loans, net of allowance for loan losses of $3,551,979 and $3,497,292	170,537,065	176,340,490

Premises and equipment, net	6,126,541	6,312,968
Other real estate owned	6,356,793	6,915,161
Accrued interest receivable and other assets	3,209,540	3,534,444

Total assets	$281,310,588	285,299,000

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$29,847,832	28,957,212
Interest-bearing	213,305,858	221,485,106

Total deposits	243,153,690	250,442,318

Securities sold under repurchase agreements	12,154,772	9,814,023
Accrued interest payable and other liabilities	682,999	357,046

Total liabilities	255,991,461	260,613,387

Stockholders’ equity:
Common stock, $2 par value;
authorized 1,500,000 shares;
issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	18,424,796	18,301,063
Accumulated other comprehensive income	851,369	341,588

Total stockholders’ equity	25,319,127	24,685,613

Total liabilities and stockholders’ equity	$281,310,588	285,299,000

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
For the Three Months and the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Interest Income:
Loans	$2,424,461	2,425,889	$4,788,621	4,769,405
Investment securities:
Tax exempt	128,239	191,077	258,751	383,407
Taxable	649,921	656,461	1,285,336	1,484,599
Federal funds sold and other	10,492	52	18,979	993
Total interest income	3,213,113	3,273,479	6,351,687	6,638,404

Interest Expense:
Deposits	834,295	1,413,071	1,806,883	2,959,568
Other	77,070	114,181	149,101	189,851
Total interest expense	911,365	1,527,252	1,955,984	3,149,419

Net interest income	2,301,748	1,746,227	4,395,703	3,488,985

Provision for loan losses	1,220,000	-	1,420,000	1,100,000

Net interest income after provision for loan losses	1,081,748	1,746,227	2,975,703	2,388,985

Other Income:

Service charges on deposit accounts	261,284	310,832	537,197	626,186
Mortgage origination fees	42,961	144,185	47,367	283,784
Securities gains, net	250,461	206,377	250,461	206,377
Impairment loss on restricted equity securities	-	-	-	(100,429)
Income on other real estate owned	85,969	267,915	224,107	267,915
Other operating income	264,669	202,792	547,762	422,515
Total other income	905,344	1,132,101	1,606,894	1,706,348

Other Expense:
Salaries and other personnel expense	1,144,464	1,261,358	2,300,248	2,591,999
Net occupancy and equipment expense	310,067	345,980	602,421	702,153
Other operating expense	875,539	1,160,516	1,681,524	1,787,091
Total other expense	2,330,070	2,767,854	4,584,193	5,081,243

Earnings (loss) before income taxes	(342,978)	110,474	(1,596)	(985,910)

Income taxes (benefit)	(198,486)	44,188	(125,329)	(353,286)

Net earnings (loss)	$(144,492)	66,286	$123,733	(632,624)

Earnings (loss) per common share based on average
outstanding shares of 899,815	$(0.16)	0.07	$0.14	(0.70)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months and the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009

Net earnings (loss)	$(144,492)	66,286	$123,733	(632,624)

Other comprehensive gains (loss), net of tax (benefit):
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax
(benefit) of $252,591, ($149,063), $406,991, and ($239,076)	412,822	(243,622)	665,167	(390,735)

Reclassification adjustments for gains included in net Earnings
(Loss), net of tax of $95,075, $78,341, $95,075 and $78,341	(155,386)	(128,036)	(155,386)	(128,036)

Total other comprehensive income (loss)	257,436	(371,658)	509,781	(518,771)

Comprehensive income (loss)	$112,944	(305,372)	$633,514	(1,151,395)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$123,733	$(632,624)
Adjustments to reconcile net earnings (loss) to net
cash provided (used) by operating activities:
Provision for loan losses	1,420,000	1,100,000
Depreciation, amortization and accretion	256,395	267,499
Impairment loss on restricted equity securities	-	100,429
Loss on sales and disposal of fixed assets	355	-
Gain on sales of securities	(250,461)	(206,377)
Loss on sales of other real estate owned	33,019	10,433
Change in assets and liabilities:
Interest receivable and other assets	12,988	(277,134)
Interest payable and other liabilities	325,953	106,871
Mortgage loans held for sale	(131,500)	(2,924,302)

Net cash provided (used) by operating activities	1,790,482	(2,455,205)

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	9,235,775	7,488,766
Proceeds from calls, maturities, and paydowns of
investment securities available for sale	20,040,306	113,583,426
Purchases of investment securities available for sale	(35,689,385)	(127,918,938)
Proceeds from redemption of other investments	-	22,500
Net change in loans	3,821,852	2,066,763
Purchases of premises and equipment	(72,368)	(25,649)
Capital improvements on other real estate	(93,785)	-
Proceeds from sales of other real estate	1,180,707	172,436

Net cash used by investing activities	(1,576,898)	(4,610,696)

Cash flows from financing activities:
Net change in deposits	(7,288,628)	(5,874,323)
Net change in securities sold under repurchase agreements	2,340,749	8,837,463

Net cash (used) provided by financing activities	(4,947,879)	2,963,140

Net decrease in cash and cash equivalents	(4,734,295)	(4,102,761)

Cash and cash equivalents at beginning of period	24,736,354	20,062,492

Cash and cash equivalents at end of period	$20,002,059	$15,959,731

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Supplemental cash flow information:
Cash paid for interest	$2,062,078	$3,186,842

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$2,631,573	$3,760,486
Internally financed sales of other real estate owned	$2,070,000	$-
Change in net unrealized gains (losses) on investment securities
available for sale, net of tax benefit	$509,781	$(518,771)

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

Operating results for the three and six–month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-K for the year ended December 31, 2009.

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

(3)           Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Six Months Ended June 30,
	2010	2009

Balance at beginning of year	$3,497,292	4,215,262
Amounts charged off	(1,385,535)	(646,533)
Recoveries on amounts previously charged off	20,222	20,471
Provision for loan losses	1,420,000	1,100,000

Balance at June 30	$3,551,979	4,689,200

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures its impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, and discounted cash flows less selling costs. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

Other Real Estate: Other real estate is adjusted to fair value upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral less selling costs. When the fair value of the collateral is based on an observable market price, the Corporation records the other real estate as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the other real estate as nonrecurring Level 3.

The tables below presents the Corporation’s assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at June 30, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Securities	$74,391	$-	$74,391	$-
Loans held for sale	132	-	132	-

	Balance at December 31, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Securities	$66,903	$-	$66,903	$-

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at June 30, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Impaired loans	$13,702	$-	$-	$13,702
Other real estate	6,357	-	-	6,357

	Balance at December 31, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Impaired loans	$17,706	$-	$-	$17,706
Other real estate	6,915	-	-	6,915

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

The estimated fair values of the Corporation’s financial instruments as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:	(In thousands)		(In thousands)
Cash and cash equivalents	$20,002	20,002	24,736	24,736
Investment securities	$74,391	74,391	66,903	66,903
Restricted equity securities	$556	556	556	556
Mortgage loans held for sale	$132	132	-	-
Loans, net	$170,537	170,021	176,340	174,696

Liabilities:
Deposits and securities sold under
repurchase agreement	$255,308	255,315	260,256	260,651

(5)       Investments

Investment securities available for sale at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government-sponsored enterprises (GSEs)*	$37,749,475	320,189	(4,138)	38,065,526
State, county and municipal	11,464,648	135,611	(160,692)	11,439,567
Mortgage-backed securities – GSE residential	22,188,138	1,193,040	-	23,381,178
Corporate bonds	1,616,238	-	(111,719)	1,504,519

Total	$73,018,499	1,648,840	(276,549)	74,390,790

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government-sponsored enterprises (GSEs)*	$28,989,082	191,702	(226,629)	28,954,155
State, county and municipal	11,223,018	124,977	(193,576)	11,154,419
Mortgage-backed securities – GSE residential	24,522,979	800,214	(12,795)	25,310,398
Corporate bonds	1,617,611	-	(133,300)	1,484,311

Total	$66,532,690	1,116,893	(566,300)	66,903,283

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses

GSEs	$1,745,862	4,138	-	-	4,138
State, county and municipal	4,509,404	160,692	-	-	160,692
Corporate bonds	-	-	1,504,519	111,719	111,719

	$6,255,266	164,830	1,504,519	111,719	276,549

	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses

GSEs	$16,378,577	226,629	-	-	226,629
State, county and municipal	2,117,963	71,729	1,178,181	95,351	167,080
Mortgage-backed securities	5,861,084	39,291	-	-	39,291
Corporate bonds	-	-	1,484,311	133,300	133,300

	$24,357,624	337,649	2,662,492	228,651	566,300

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of June 30, 2010 and December 31, 2009 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers. Included in the table above as of June 30, 2010 were 11 out of 27 securities issued by state and political subdivisions that contained unrealized losses, 2 of 30 securities issued by government sponsored agencies, and  2 of 2 other debt securities that contained unrealized losses.

GSE debt securities.  The unrealized losses on the two investments in GSEs were caused by interest rate increases.  Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

Corporate bonds.  The Corporation’s unrealized losses on investments in two corporate bonds relates to investments in companies within the financial services sector.  The unrealized losses are primarily caused by recent decreases in profitability and profit forecasts by industry analysts.  The Corporation currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Because the Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

State and municipal securities.  The unrealized losses for twelve months or less relates to eleven municipal securities.  The unrealized losses are primarily caused by securities no longer being insured and/or ratings being withdrawn given the current economic environment, as well as changes in interest rates.  Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

The amortized cost and fair value of investment securities available for sale at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$3,898,498	3,899,663
Due from one to five years	5,160,216	5,170,841
Due from five to ten years	22,757,200	22,930,192
Due after ten years	19,014,447	19,008,916
Mortgage-backed securities	22,188,138	23,381,178

	$73,018,499	74,390,790

The proceeds from the sales and gross gains and gross losses realized by the Corporation from sales of  investment securities for the three months and the six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Proceeds from sales	$9,235,775	7,488,766	9,235,775	7,488,766

Gross gains realized	$250,461	206,377	250,461	206,377
Gross losses realized	-	-	-	-

Net gain realized	$250,461	206,377	250,461	206,377

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

Financial Condition

Like many financial institutions across the United States, the Corporation’s operations have been negatively affected by the current economic crisis.  The recession has reduced liquidity and credit quality within the banking system and the labor, capital and real estate markets.  Dramatic declines in the housing market have negatively affected the credit performance of our residential construction and development loans.  The economic recession has also lowered commercial and residential real estate values and substantially reduced general business activity and investment.  Combined, the deterioration in the residential and the commercial real estate markets has materially increased our level of nonperforming assets and charge-offs of problem loans over the past two years.  The Bank has seen an improvement in its level of nonperforming assets during the first six months of 2010 and will continue to manage these assets aggressively in order to further reduce levels going forward.  These market conditions and the tightening of credit have led to increased delinquencies in our loan portfolio, increased market volatility, added pressure on our capital, a lower net  interest margin and net losses.

These factors have magnified the need for careful management of the Bank.  Regulatory scrutiny within the banking industry has increased significantly, and as a result, the Bank’s management team and Board of Directors will continue to guide the Bank through this difficult market.  Management has focused on strategies to increase revenues and control expenses in an effort to return the Bank to profitability.  In addition, loan underwriting standards have been tightened and credit risk will continue to be closely monitored.  Balance sheet management strategies have been developed which will, in all likelihood, result in a decline in loans, deposit balances and in total assets in order to reduce interest expense and produce a better match in the bank’s funding and its funding needs, as well as improve regulatory capital ratios.

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

The provisions of the Order will remain effective until modified, terminated, suspended or set aside by the FDIC.  The primary focuses continue to be reducing classified and non-performing assets, maintaining adequate levels of capital and returning the Bank to profitable operating levels.  As of June 30, 2010, the Bank was in full compliance with the Order.

Balance Sheet Review

Total assets at June 30, 2010 were $281,311,000, representing a $3,988,000 (1.40%) decrease from December 31, 2009.  Investment securities increased $7,488,000 as compared to December 31, 2009 due to purchases of investment securities in an effort to shift assets from non-interest earning due from bank accounts into interest-earning assets and thus improve net interest income.  Loans decreased $5,749,000 (3.20%) at June 30, 2010 as compared to December 31, 2009, primarily due to loan pay-downs and the shifting of $2,632,000 from loans to other real estate owned during the first six months of 2010.  Deposits decreased $7,288,000 (2.91%) from December 31, 2009.  The decrease in deposits is primarily attributable to decreases in time deposits of $10,579,000 as compared to December 31, 2009 balances, offset by an increase in savings account balances of $2,551,000.  Securities sold under repurchase agreements increased $2,341,000 at June 30, 2010 as compared to December 31, 2009.  The allowance for loan losses at June 30, 2010 was $3,552,000, compared to the December 31, 2009 balance of $3,497,000, representing 2.04% of total loans at June 30, 2010, compared to 1.94% of total loans at December 31, 2009. Cash and cash equivalents decreased $4,734,000 from December 31, 2009.  Total stockholders’ equity at June 30, 2010 of $25,319,000 increased $633,000 (2.56%) from December 31, 2009.

The following table presents a summary of the Bank’s loan portfolio by loan type at June 30, 2010 and December 31, 2009 (dollars are in thousands).

	June 30, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
Commercial, financial and agricultural	$26,919	15.5%	$28,393	15.8%
Real estate – mortgage	117,384	67.4%	114,253	63.6%
Real estate – commercial construction	23,764	13.6%	29,568	16.4%
Real estate – consumer construction	1	0.0%	801	0.4%
Consumer	6,020	3.5%	6,768	3.8%
Total loans	$174,088	100.0%	$179,783	100.0%

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $21,402,000 at June 30, 2010, representing a decrease of $3,269,000 (13.25%) from December 31, 2009.  This decrease is primarily attributable to decreases of $2,660,000 in non-accrual loans and $558,000 in other real estate owned.  Total nonperforming assets were 12.29% of total loans at June 30, 2010, compared to 13.72% at December 31, 2009.  Nonperforming assets represented 7.61% of total assets at June 30, 2010, compared to 8.65% of total assets at December 31, 2009. Nonaccrual loans represented 8.64% of total loans outstanding at June 30, 2010, compared to 9.85% of total loans outstanding at December 31, 2009.  There were no related party loans which were considered to be nonperforming at June 30, 2010.  A summary of non-performing assets at June 30, 2010, December 31, 2009 and June 30, 2009 is presented in the following table (dollars are in thousands).

	June 30, 2010	December 31, 2009	June 30, 2009
Other real estate owned	$6,357	6,915	5,510
Repossessions	-	50	13
Non-accrual loans	15,045	17,706	27,231
Accruing loans 90 days or more past due	-	-	2,126
	$21,402	24,671	34,880

The table below details the changes in other real estate owned for the six months ending June 30, 2010 and 2009 (dollars are in thousands).

	2010	2009
Balance at January 1	$6,915	1,777
Transfer from loans to other real estate	2,632	3,760
Capital Improvements on other real estate	94	156
External and internal sales of other real estate	(3,251)	(162)
Net write-downs and loss on sales	(33)	(21)
Balance at June 30	$6,357	5,510

As of June 30, 2010, the allowance for loan losses was allocated as follows (dollars are in thousands).

	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$918	25.8%	15.5%
Real Estate - Commercial Construction	1,207	34.0%	13.6%
Consumer	140	3.9%	3.5%
Real Estate - Mortgage	897	25.3%	67.4%
Unallocated	390	11.0%	0.0%
Total	$3,552	100.0%	100.0%

At June 30, 2010, the Bank showed an unallocated portion of its allowance for loan losses of $390,000, or 11.0% of the total allowance, compared to $465,000 at March 31, 2010 and $58,000 at December 31, 2009.  The increase in the unallocated portion of the allowance during the first half of 2010 is primarily attributable to some movement from nonaccrual loans to other real estate owned during the first half of 2010.  These were primarily commercial construction and development loans.  When the loans were shifted to other real estate owned, the required reserve for those types of loans was reduced and the excess reserve was moved to the unallocated classification.

During the first quarter 2009, the Bank formed Motel Holdings Georgia, Inc., a subsidiary corporation for the purpose of holding a motel that was foreclosed upon by the Bank in January 2009.  This subsidiary was set up to limit the Bank’s liability on the operations of the motel and to make a more clear separation of the income and expenses relating to the motel and the Bank’s ordinary lines of business.  The Bank contracted with an independent hospitality management company to operate the motel while the Bank marketed the motel for sale.  During the second quarter of 2010, the Bank sold the motel and recognized a loss on the sale of $204,000.

At June 30, 2010, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry. Total commitment amounts for hotel and motel loans were $21,857,000 at June 30, 2010, of which $21,375,000 was funded and outstanding.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.

As of June 30, 2010, the Corporation had total commitments for construction and development loans of $23,466,000, of which $20,912,000 was funded and outstanding.  The local housing industry has slowed considerably over the past 12 to 18 months, as has occurred at the state and national level.  New loan requests have been down as compared to prior periods due to this slowdown.  The immediate challenge for the Bank is to finance builders and developers with the financial strength to deal with the current weaker demand, while working with financially weaker builders in an attempt to help them work through this economic downturn.

Results of Operations

Net interest income increased $907,000 (26.00%) in the first six months of 2010 compared to the same period for 2009 as a result of an increase in the interest rate spread.  The Bank’s net interest margin for the first six months of 2010 was 3.42%, compared to 2.50% for the same time period during 2009.  Yield on interest earning assets, including nonaccrual loans, for the six-month period ending June 30, 2010 was 4.94%, compared to 4.76% for the six-month period ending June 30, 2009.  Average rate paid on interest bearing liabilities was 1.76% for the six months ending June 30, 2010, compared to 2.47% for the same period during 2009.  The primary reasons for the changes in yield on interest earning assets are interest rate floors on floating rate loans that were implemented during 2009 to minimize the Bank’s exposure to a low interest rate environment.  The floors were raised to higher levels as loans matured or renewed during 2009.  The reduction in the average rate paid on interest bearing liabilities is a result of the continued lower interest rate environment in 2010 and a reduction of $16,111,000 in average time deposits during the first six months of 2010 as compared to the same time period in 2009.

Interest income for the first six months of 2010 was $6,352,000, representing a decrease of $286,000 (4.31%) as compared to the same period in 2009.  Interest expense for the first six months of 2010 decreased $1,193,000 (37.89%) compared to the same period in 2009.  The decrease in interest income during the first six months of 2010 compared to the same period in 2009 is primarily attributable to a lower average level of interest-earning assets in 2010 as compared to 2009.  Year-to-date average interest earning assets were $22,091,000 lower during the first six months of 2010 as compared to 2009.  This is primarily due to a reduction in average loans of $18,876,000 and investment securities of $18,308,000, offset by an increase in interest-earning due from bank accounts of $16,956,000.  The decrease in interest expense is primarily attributable to a lower level of interest-bearing deposits during the first six months of 2010 as compared to 2009 as well as a decrease in interest-bearing liabilities of $32,606,000.  The reduction in interest-bearing liabilities is primarily due to decreases in average time deposits of $16,111,000 and average interest-bearing demand deposits of $15,581,000, offset by an increase in average savings deposits of $3,599,000.

Net interest income for the quarterly period ended June 30, 2010 was $2,302,000, as compared to $1,746,000 for the same time period in 2009.  The increase in net interest income in 2010 was due to a decline in interest expense of $616,000, offset by a decrease in interest income of $60,000.  The decline in interest expense was primarily due to lower levels of interest-bearing liabilities in 2010 as compared to 2009, as well as a lower interest rate environment for deposits.  The decrease in interest income is due to lower average levels of interest-earning assets in 2010 as compared to 2009.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the six months ended June 30, 2010, the provision for loan losses was $1,420,000, compared to $1,100,000 for the same period in 2009. The provision for loan losses increased in 2010 as compared to 2009 as a result of a higher level of historic charge-offs at June 30, 2010 as compared to June 30, 2009.  The historic charge-offs are primarily tied to the construction and real estate development industry, which has continued to experience a prolonged downturn throughout 2009 and the first half of 2010.  The historic charge-offs are part of the calculation used to determine the adequacy of the loan loss reserve.  The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

For the quarterly period ended June 30, 2010, the Bank provided $1,220,000 to the allowance for loan losses.  This is an increase of $1,020,000 compared to the first quarter of 2010 and an increase of $1,220,000 compared to the same time period during 2009.  The significant increase in provision expense during the second quarter of 2010 was primarily due to the Bank receiving updated real estate appraisals on two properties securing two nonaccrual loan relationships during the second quarter of 2010.  The write-downs associated with these new appraisals totaled $1,302,000 and required the Bank to replenish the reserve for loan losses based on its analysis after these write-downs.

The following table summarizes information concerning the allowance for loan losses for the three-month and six-month periods ended June 30, 2010 and 2009.  Dollar amounts are in thousands.

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2010	2009	2010	2009

Balance at beginning of period	$3,685	$5,306	$3,497	$4,215
Charges-offs:
Commercial, financial and agricultural	-	55	-	55
Installment	19	21	19	38
Real Estate	1,347	553	1,366	553
Total charge-offs	1,366	629	1,385	646
Recoveries:
Commercial, financial and agricultural	4	3	6	4
Installment	7	9	7	16
Real Estate	2	-	7	-
Total recoveries	13	12	20	20
Net charge-offs	1,353	617	1,365	626
Provisions charged to operations	1,220	-	1,420	1,100
Balance at end of period	$3,552	$4,689	$3,552	$4,689
Ratio of net charge-offs during the period to average loans outstanding during the period	0.78%	0.32%	0.77%	0.33%

Other income for the first six months of 2010 decreased $99,000 (5.80%) compared to the first six months of 2009. This decrease is primarily attributable to decreases of $236,000 in mortgage origination fees and an $86,000 decrease in non-sufficient funds service charges, offset by increases of $44,000 in gains on sales of investment securities and an increase of $96,000 in commissions on sales of investment products to customers.  During the first quarter of 2009, the Bank recognized a permanent impairment on a restricted equity security which resulted in a $100,000 write-down. The loss on restricted equity security was incurred due to the failure of Silverton Bank, N.A., a subsidiary of Silverton Financial Services.

The primary source of the Bank’s income on other real estate owned is revenue generated by the operation of a motel that the Bank foreclosed on in February of 2009.  The motel was owned by Motel Holdings Georgia, Inc., a wholly-owned subsidiary of the Bank, and is operated through a management contract with a hospitality company.  The revenues and expenses from the motel operations are consolidated with the Bank operations for purposes of financial statement disclosure.  During the second quarter of 2010, the Bank sold the motel and recognized a loss of $204,000 on the sale.

Other expenses for the first six months of 2010 decreased $497,000 (9.78%) compared to the first six months in 2009. The decrease is attributable to a decrease in salaries and employee benefits expense of $292,000, a decrease in occupancy expense of $100,000, and a decrease in other operating expense of $105,000.

The reduction in salaries and benefits expense is primarily due to salaries expense for the first six months of 2010 being $175,000 lower than for the same period during 2009.  This reduction is primarily due to the Bank having fewer employees in 2010 as compared to 2009.  This reduction in employees is due to attrition of the Bank’s work force.  As employees have left the Bank over the past year, management has evaluated the ability of the Bank to continue normal operations without replacing the departed employees.  As a result, the Bank has reduced its full-time equivalent employees from 91.5 full-time equivalent employees at June 30, 2009 to 85.5 full-time equivalent employees at June 30, 2010.  In addition, the Bank eliminated matching contributions for employees 401(K) retirement accounts effective July 1, 2009.  This benefit reduction has resulted in a decrease in benefits expense of $72,000 during the first six months of 2010 as compared to the same time period during 2009.

The reduction in occupancy expense during the first six months of 2010 as compared to 2009 of $100,000 is primarily due to a decline in depreciation expense of $62,000 and repairs and maintenance expense of $41,000.  The reduction in depreciation expense is primarily due to management’s decision to eliminate purchasing new or replacement fixed assets unless they were vital to the Bank’s operations.   Management has sought ways to extend the operating lives of existing assets in an effort to control and reduce these expenditures and the depreciation expense associated with the new assets.  The reduction in repairs and maintenance expense is primarily due to management re-negotiating maintenance agreements for fixed assets with vendors.

The reduction in other operating expenses is primarily due to the enactment of an expense reduction plan by management during the last half of 2009.  The plan focused on reducing overall operating expenses by focusing on non-essential expenses and reducing other expenses as opportunities allowed.  Management then focused on different ways to reduce those expenses.  During the first half of 2010, loan and collection expense was $51,000 lower than during the same time period during 2009 primarily due to the Bank handling more loan collection activities in-house as opposed to outsourcing these efforts.  In addition, advertising and public relations were $27,000 less during the first half of 2010 as compared to 2009.

For the six months ended June 30, 2010, the Bank showed an income tax expense benefit of $125,000.  This is primarily due to the impact of the benefit of tax-free interest income from investment securities. The Bank’s effective tax rate was 36% for the six months ended June 30, 2009.

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

At June 30, 2010, the difference between the Bank’s liabilities and assets repricing or maturing within one year, after applying the betas, was $21,427,000, indicating that the Bank was asset sensitive.  Due to a large percentage of the Bank’s floating rate loans being currently priced at floor rates, meaning that the loans will not reprice in a falling rate environment, rate shock data show that the Bank’s net interest income would increase $86,000 on an annual basis if rates increased 100 basis points, and would increase $118,000 on an annual basis if rates decreased 100 basis points.

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

The Corporation monitors its liquidity position weekly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, unpledged investment securities and other secondary sources of liquidity, such as borrowing capacity from correspondent banks, by the sum of the Corporation’s deposit liabilities.  At June 30, 2010, the Corporation’s liquidity ratio was 24.6%.  This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed through secured lines of credit and securities repurchase agreements.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at June 30, 2010.

During the first six months of 2010, cash and cash equivalents decreased $4,734,000 to a total of $20,002,000 at June 30, 2010.  Cash inflows from operations totaled $1,790,000 during the first six months of 2010, while outflows from financing activities totaled $4,948,000, comprised of net decreases of $7,289,000 in deposits, offset by net increases in securities sold under repurchase agreements of $2,341,000.

Investing activities used $1,577,000 of cash and cash equivalents, consisting primarily of proceeds from calls, maturities and paydowns of investment securities of $20,040,000, proceeds from the sales of investment securities of $9,236,000, and net decreases in loans of $3,822,000, offset by purchases of investment securities of $35,689,000.  At June 30, 2010, the Bank had $74,391,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments.  At June 30, 2010, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $24,608,000 and $629,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at June 30, 2010 and December 31, 2009, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at June 30, 2010 and December 31, 2009 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios	June 30, 2010	December 31, 2009

Tier 1 Capital, Actual	12.9%	12.2%
Tier 1 Capital minimum requirement	4.0%	4.0%

Excess	8.9%	8.2%

Total Capital, Actual	14.1%	13.5%
Total Capital minimum requirement	8.0%	8.0%

Excess	6.1%	5.5%

Leverage Ratio

Tier 1 Capital to adjusted total assets	8.7%	8.3%
Minimum leverage requirement	4.0%	4.0%

Excess	4.7%	4.3%

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

Not applicable because the registrant is a smaller reporting company.

Item 4T.  Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of June 30, 2010.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

Date:    August 16, 2010

By:  /s/ Steven A. Rogers
       Steven A. Rogers, Vice President and CFO
       (Principal Financial Officer)

Date:    August 16, 2010