Form 10-Q
period 2010-09-30
OCONEE FINANCIAL CORP
filed 2010-11-15
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to __________

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
Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of November 15, 2010 was 899,815.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	September 30, 2010 (unaudited)	December 31, 2009
Assets

Cash and due from banks, including reserve requirements of $25,000	$28,375,498	24,736,354
Federal funds sold	-	-

Cash and cash equivalents	28,375,498	24,736,354

Investment securities available for sale	67,373,352	66,903,283
Restricted equity securities	556,300	556,300
Mortgage loans held for sale	296,500	-

Loans, net of allowance for loan losses of $3,570,034 and $3,497,292	164,397,349	176,340,490

Premises and equipment, net	6,032,050	6,312,968
Other real estate owned	5,981,684	6,915,161
Accrued interest receivable and other assets	3,837,252	3,534,444

Total assets	$276,849,985	285,299,000

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$29,168,054	28,957,212
Interest-bearing	209,147,089	221,485,106

Total deposits	238,315,143	250,442,318

Securities sold under repurchase agreements	13,302,213	9,814,023
Accrued interest payable and other liabilities	748,867	357,046

Total liabilities	252,366,223	260,613,387

Stockholders’ equity:
Common stock, $2 par value; authorized 1,500,000 shares; issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	17,475,973	18,301,063
Accumulated other comprehensive income	964,827	341,588

Total stockholders’ equity	24,483,762	24,685,613

Total liabilities and stockholders’ equity	$276,849,985	285,299,000

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
For the Three Months and the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Interest Income:
Loans	$2,285,556	2,383,214	$7,074,177	7,152,619
Investment securities:
Tax exempt	134,945	173,934	393,696	557,341
Taxable	550,921	660,230	1,836,257	2,144,829
Federal funds sold and other	10,947	12,175	29,926	13,168
Total interest income	2,982,369	3,229,553	9,334,056	9,867,957

Interest Expense:
Deposits	797,277	1,380,413	2,604,160	4,339,981
Other	86,930	99,099	236,031	288,950
Total interest expense	884,207	1,479,512	2,840,191	4,628,931

Net interest income	2,098,162	1,750,041	6,493,865	5,239,026

Provision for loan losses	1,350,000	240,000	2,770,000	1,340,000

Net interest income after provision for loan losses	748,162	1,510,041	3,723,865	3,899,026

Other Income:

Service charges on deposit accounts	241,719	337,357	778,916	963,543
Mortgage origination fees	44,202	73,464	91,569	357,248
Securities gains, net	-	44,343	250,461	250,720
Impairment loss on restricted equity securities	-	-	-	(100,429)
Income (loss) on other real estate owned	(933)	171,637	223,174	439,552
Other operating income	256,928	221,795	804,690	644,310
Total other income	541,916	848,596	2,148,810	2,554,944

Other Expense:
Salaries and other personnel expense	1,130,736	1,208,095	3,430,984	3,800,094
Net occupancy and equipment expense	294,663	340,000	897,084	1,042,153
Loss/Write-downs on other real estate owned	647,974	-	687,612	36,206
Other operating expense	761,781	782,502	2,403,667	2,533,387
Total other expense	2,835,154	2,330,597	7,419,347	7,411,840

Earnings (loss) before income taxes	(1,545,076)	28,040	(1,546,672)	(957,870)

Income taxes (benefit)	(596,253)	11,146	(721,582)	(342,140)

Net earnings (loss)	$(948,823)	16,894	$(825,090)	(615,730)

Earnings (loss) per common share based on average outstanding shares of 899,815	$(1.05)	0.02	$(0.92)	(0.68)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months and the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009

Net earnings (loss)	$(948,823)	16,894	$(825,090)	(615,730)

Other comprehensive gains (loss), net of tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax of $69,421, $623,378, $476,412, and $346,179	113,458	1,018,820	778,625	565,779

Reclassification adjustments for gains included in net Earnings (Loss), net of tax of $0, $16,832, $95,075 and $57,050	-	(27,511)	(155,386)	(93,241)

Total other comprehensive income	113,458	991,309	623,239	472,538

Comprehensive income (loss)	$(835,365)	1,008,203	$(201,851)	(143,192)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(825,090)	$(615,730)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	2,770,000	1,340,000
Depreciation, amortization and accretion	393,127	441,840
Impairment loss on restricted equity securities	-	100,429
Loss on sales and disposal of fixed assets	355	-
Gain on sales of securities	(250,461)	(250,720)
Loss on sales of other real estate owned	687,613	195,692
Change in assets and liabilities:
Interest receivable and other assets	(684,146)	(96,810)
Interest payable and other liabilities	391,821	972
Mortgage loans held for sale	(296,500)	(171,910)

Net cash provided by operating activities	2,186,719	943,763

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	9,235,775	12,937,169
Proceeds from calls, maturities, and paydowns of investment securities available for sale	42,501,148	141,315,102
Purchases of investment securities available for sale	(50,969,080)	(143,423,909)
Proceeds from redemption of other investments	-	22,500
Net change in loans	8,277,917	8,619,687
Purchases of premises and equipment	(95,438)	(25,649)
Capital improvements on other real estate	(211,085)	(164,965)
Proceeds from sales of other real estate	1,352,173	296,753

Net cash provided by investing activities	10,091,410	19,576,688

Cash flows from financing activities:
Net change in deposits	(12,127,175)	(21,619,574)
Net change in securities sold under repurchase agreements	3,488,190	4,870,780

Net cash used by financing activities	(8,638,985)	(16,748,794)

Net increase in cash and cash equivalents	3,639,144	3,771,657

Cash and cash equivalents at beginning of period	24,736,354	20,062,492

Cash and cash equivalents at end of period	$28,375,498	$23,834,149

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Supplemental cash flow information:
Cash paid for interest	$2,950,916	$4,694,453

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$3,023,074	$4,215,782
Internally financed sales of other real estate owned	$2,127,850	$-
Change in net unrealized gains (losses) on investment securities available for sale, net of tax benefit	$623,239	$472,538

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

Operating results for the three and nine–month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes included in the Corporation’s annual report included on Form 10-K for the year ended December 31, 2009.

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

(2)	Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period.

(3)	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Nine Months Ended September 30,
	2010	2009

Balance at beginning of year	$3,497,292	4,215,262
Amounts charged off	(2,734,149)	(985,924)
Recoveries on amounts previously charged off	36,891	28,321
Provision for loan losses	2,770,000	1,340,000

Balance at September 30	$3,570,034	4,597,659

(4)	Fair Value Measurements

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale and loans held for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate owned.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, management classifies loans subjected to recurring fair value adjustments as Level 2.

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures its impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, and discounted cash flows less selling costs. Those impaired loans not requiring a specific reserve represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC Topic 820, impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

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

The tables below presents the Corporation’s assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at September 30, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Securities	$67,373	$-	$67,373	$-
Loans held for sale	297	-	297	-

	Balance at December 31, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Securities	$66,903	$-	$66,903	$-

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at September 30, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Impaired loans	$14,221	$-	$-	$14,221
Other real estate	5,982	-	-	5,982

	Balance at December 31, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Impaired loans	$17,706	$-	$-	$17,706
Other real estate	6,915	-	-	6,915

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

Commitments to Extend Credit and Standby Letters of Credit
Commitments to extend credit and standby letters of credit are generally short-term and carry variable interest rates. Both the carrying value and estimated fair value are based on fees charged to enter into such commitments and are immaterial.

The estimated fair values of the Corporation’s financial instruments as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:	(In thousands)		(In thousands)
Cash and cash equivalents	$28,375	28,375	24,736	24,736
Investment securities	$67,373	67,373	66,903	66,903
Restricted equity securities	$556	556	556	556
Mortgage loans held for sale	$297	297	-	-
Loans, net	$164,397	163,597	176,340	174,696

Liabilities:
Deposits and securities sold under
repurchase agreement	$251,617	251,607	260,256	260,651

(5)	Investments

Investment securities available for sale at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government-sponsored enterprises (GSEs)*	$28,968,666	458,043	(10,897)	29,415,812
State, county and municipal	11,368,066	242,532	(73,660)	11,536,938
Mortgage-backed securities – GSE residential	23,865,918	1,032,213	-	24,898,131
Corporate bonds	1,615,533	-	(93,062)	1,522,471

Total	$65,818,183	1,732,788	(177,619)	67,373,352

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government-sponsored enterprises (GSEs)*	$28,989,082	191,702	(226,629)	28,954,155
State, county and municipal	11,223,018	124,977	(193,576)	11,154,419
Mortgage-backed securities – GSE residential	24,522,979	800,214	(12,795)	25,310,398
Corporate bonds	1,617,611	-	(133,300)	1,484,311

Total	$66,532,690	1,116,893	(566,300)	66,903,283

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses

GSEs	$1,739,103	10,897	-	-	10,897
State, county and municipal	-	-	1,237,560	73,660	73,660
Corporate bonds	608,821	6,712	913,650	86,350	93,062

	$2,347,924	17,609	2,151,210	160,010	177,619

	December 31, 2009
	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses

GSEs	$16,378,577	226,629	-	-	226,629
State, county and municipal	2,117,963	71,729	1,178,181	95,351	167,080
Mortgage-backed securities	5,861,084	39,291	-	-	39,291
Corporate bonds	-	-	1,484,311	133,300	133,300

	$24,357,624	337,649	2,662,492	228,651	566,300

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of September 30, 2010 and December 31, 2009 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers. Included in the table above as of September 30, 2010 were 2 out of 27 securities issued by state and political subdivisions that contained unrealized losses, 1 of 38 securities issued by government sponsored agencies, and  2 of 2 other debt securities that contained unrealized losses.

GSE debt securities.  The unrealized losses on the one investment in GSEs was caused by interest rate increases.  Because the Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Corporation does not consider the investments to be other-than-temporarily impaired at September 30, 2010.

Corporate bonds.  The Corporation’s unrealized losses on investments in two corporate bonds relates to investments in companies within the financial services sector.  The unrealized losses are primarily caused by recent decreases in profitability and profit forecasts by industry analysts.  The Corporation currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Because the Corporation does not intend to sell the investment and it is not more likely than not that the Corporation will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

State and municipal securities.  The unrealized losses relate to two municipal securities.  The unrealized losses are primarily caused by securities no longer being insured and/or ratings being withdrawn given the current economic environment, as well as changes in interest rates.  Because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

The amortized cost and fair value of investment securities available for sale at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$999,827	999,888
Due from one to five years	1,315,153	1,229,387
Due from five to ten years	22,151,158	22,547,360
Due after ten years	17,486,127	17,698,586
Mortgage-backed securities	23,865,918	24,898,131

	$65,818,183	67,373,352

The proceeds from the sales and gross gains and gross losses realized by the Corporation from sales of  investment securities for the three months and the nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Proceeds from sales	$-	5,448,403	9,235,775	12,937,169

Gross gains realized	$-	52,497	250,461	258,874
Gross losses realized	-	8,154	-	8,154

Net gain realized	$-	44,343	250,461	250,720

(6)	Accounting Standards Updates

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

Financial Condition

Like many financial institutions across the United States, the Corporation’s operations have been negatively affected by the current economic crisis.  The recession has reduced liquidity and credit quality within the banking system and the labor, capital and real estate markets.  Dramatic declines in the housing market have negatively affected the credit performance of our residential construction and development loans.  The economic recession has also lowered commercial and residential real estate values and substantially reduced general business activity and investment.  Combined, the deterioration in the residential and the commercial real estate markets has materially increased our level of nonperforming assets and charge-offs of problem loans over the past two years.  The Bank has seen an improvement in its level of nonperforming assets during the first nine months of 2010 and will continue to manage these assets aggressively in order to further reduce levels going forward.  These market conditions and the tightening of credit have led to increased delinquencies in our loan portfolio, increased market volatility, added pressure on our capital, a lower net  interest margin and net losses in the prior two years.

These factors have magnified the need for careful management of the Bank.  Regulatory scrutiny within the banking industry has increased significantly, and as a result, the Bank’s management team and Board of Directors continue to guide the Bank through this difficult market.  Management has focused on strategies to increase revenues and control expenses in an effort to return the Bank to profitability.  In addition, loan underwriting standards have been tightened and credit risk will continue to be closely monitored.  Balance sheet management strategies have been developed which has resulted in a decline in loans, deposit balances and in total assets in order to reduce interest expense and produce a better match in the bank’s funding and its funding needs, as well as improve regulatory capital ratios.

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

The provisions of the Order will remain effective until modified, terminated, suspended or set aside by the FDIC.  The primary focuses continue to be reducing classified and non-performing assets, maintaining adequate levels of capital and returning the Bank to profitable operating levels.  As of September 30, 2010, the Bank was in full compliance with the Order.

Balance Sheet Review

Total assets at September 30, 2010 were $276,850,000, representing an $8,449,000 (2.96%) decrease from December 31, 2009.  Investment securities increased $470,000 as compared to December 31, 2009.  Loans decreased $11,871,000 (6.60%) at September 30, 2010 as compared to December 31, 2009, primarily due to loan pay-downs and the shifting of $3,023,000 from loans to other real estate owned during the first nine months of 2010.  Deposits decreased $12,127,000 (4.84%) from December 31, 2009.  The decrease in deposits is primarily attributable to decreases in time deposits of $14,553,000 as compared to December 31, 2009 balances, offset by an increase in savings account balances of $3,710,000.  Securities sold under repurchase agreements increased $3,488,000 at September 30, 2010 as compared to December 31, 2009.  The allowance for loan losses at September 30, 2010 was $3,570,000, compared to the December 31, 2009 balance of $3,497,000, representing 2.13% of total loans at September 30, 2010, compared to 1.94% of total loans at December 31, 2009. Cash and cash equivalents increased $3,639,000 from December 31, 2009.  Total stockholders’ equity at September 30, 2010 of $25,534,000 increased $848,000 (3.44%) from December 31, 2009.

The following table presents a summary of the Bank’s loan portfolio by loan type at September 30, 2010 and December 31, 2009 (dollars are in thousands).

	September 30, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
Commercial, financial and agricultural	$25,655	15.3%	$28,393	15.8%
Real estate – mortgage	116,651	69.4%	114,253	63.6%
Real estate – commercial construction	19,703	11.7%	29,568	16.4%
Real estate – consumer construction	151	0.1%	801	0.4%
Consumer	5,807	3.5%	6,768	3.8%
Total loans	$167,967	100.0%	$179,783	100.0%

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $21,954,000 at September 30, 2010, representing a decrease of $2,717,000 (11.00%) from December 31, 2009.  This decrease is attributable to decreases of $1,733,000 in non-accrual loans, $933,000 in other real estate owned, and $50,000 in repossessed collateral.  Total nonperforming assets were 13.07% of total loans at September 30, 2010, compared to 13.72% at December 31, 2009.  Nonperforming assets represented 7.93% of total assets at September 30, 2010, compared to 8.65% of total assets at December 31, 2009. Nonaccrual loans represented 9.51% of total loans outstanding at September 30, 2010, compared to 9.85% of total loans outstanding at December 31, 2009.  Total nonperforming assets at September 30, 2010 were $6,464,000 less as compared to September 30, 2009.  This reduction is primarily due to a reduction in nonaccrual loans of $6,231,000, offset by an increase in other real estate owned of $317,000.  The Bank continues to focus on reducing nonperforming assets and this will be a major strategic objective going forward.  There were no related party loans which were considered to be nonperforming at September 30, 2010.  A summary of non-performing assets at September 30, 2010, December 31, 2009 and September 30, 2009 is presented in the following table (dollars are in thousands).

	September 30, 2010	December 31, 2009	September 30, 2009
Other real estate owned	$5,982	6,915	5,665
Repossessions	-	50	-
Non-accrual loans	15,972	17,706	22,203
Accruing loans 90 days or more past due	-	-	550
	$21,954	24,671	28,418

The table below details the changes in other real estate owned for the nine months ending September 30, 2010 and 2009 (dollars are in thousands).

	2010	2009
Balance at January 1	$6,915	1,777
Transfer from loans to other real estate	3,023	4,216
Capital Improvements on other real estate	211	165
External and internal sales of other real estate	(3,480)	(297)
Net write-downs and loss on sales	(687)	(196)
Balance at September 30	$5,982	5,665

As of September 30, 2010, the allowance for loan losses was allocated as follows (dollars are in thousands).

	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$798	22.3%	15.3%
Real Estate - Construction	1,711	47.9%	11.8%
Consumer	111	3.1%	3.5%
Real Estate - Mortgage	917	25.7%	69.4%
Unallocated	33	1.0%	0.0%
Total	$3,570	100.0%	100.0%

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

At September 30, 2010, the Corporation had loan concentrations in the housing industry and in the hotel and motel industry. Total commitment amounts for hotel and motel loans were $21,049,000 at September 30, 2010, of which $20,877,000 was funded and outstanding.  The Corporation’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.

As of September 30, 2010, the Corporation had total commitments for construction and development loans of $18,541,000, of which $16,371,000 was funded and outstanding.  The local housing industry has slowed considerably over the past 18 to 24 months, as has occurred at the state and national level.  New loan requests have been down as compared to prior periods due to this slowdown.  The immediate challenge for the Bank is to finance builders and developers with the financial strength to deal with the current weaker demand, while working with financially weaker builders in an attempt to help them work through this economic downturn.

Results of Operations

Net interest income increased $1,255,000 (23.95%) in the first nine months of 2010 compared to the same period for 2009 as a result of an increase in the interest rate spread.  The Bank’s net interest margin for the first nine months of 2010 was 3.34%, compared to 2.48% for the same time period during 2009.  Yield on interest earning assets, including nonaccrual loans, for the nine-month period ending September 30, 2010 was 4.80%, compared to 4.68% for the nine-month period ending September 30, 2009.  Average rate paid on interest bearing liabilities was 1.69% for the nine months ending September 30, 2010, compared to 2.44% for the same period during 2009.  The primary reasons for the changes in yield on interest earning assets are interest rate floors on floating rate loans that were implemented during 2009 to minimize the Bank’s exposure to a low interest rate environment.  The floors were raised to higher levels as loans matured or renewed during 2009.  The reduction in the average rate paid on interest bearing liabilities is a result of the continued lower interest rate environment in 2010 and a reduction of $19,441,000 in average time deposits during the first nine months of 2010 as compared to the same time period in 2009.

Interest income for the first nine months of 2010 was $9,334,000, representing a decrease of $534,000 (5.41%) as compared to the same period in 2009.  Interest expense for the first nine months of 2010 decreased $1,789,000 (38.64%) compared to the same period in 2009.  The decrease in interest income during the first nine months of 2010 compared to the same period in 2009 is primarily attributable to a lower average level of interest-earning assets in 2010 as compared to 2009.  Year-to-date average interest earning assets were $22,201,000 lower during the first nine months of 2010 as compared to 2009.  This is primarily due to a reduction in average loans of $17,479,000 and investment securities of $12,801,000, offset by an increase in interest-earning due from bank accounts of $8,079,000. The decrease in interest expense is primarily attributable to a decrease in interest-bearing deposits of $26,951,000 during the first nine months of 2010 as compared to the same time period for 2009.  The reduction in interest-bearing liabilities is primarily due to decreases in average time deposits of $19,441,000 and average interest-bearing demand deposits of $9,842,000, offset by an increase in average savings deposits of $2,332,000.

Net interest income for the quarterly period ended September 30, 2010 was $2,098,000, as compared to $1,750,000 for the same time period in 2009.  The increase in net interest income in 2010 was due to a decline in interest expense of $595,000, offset by a decrease in interest income of $247,000.  The decline in interest expense was primarily due to lower levels of interest-bearing liabilities in 2010 as compared to 2009, as well as a lower interest rate environment for deposits.  The decrease in interest income is due to lower average levels of interest-earning assets in 2010 as compared to 2009.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the nine months ended September 30, 2010, the provision for loan losses was $2,770,000, compared to $1,340,000 for the same period in 2009. The provision for loan losses increased in 2010 as compared to 2009 as a result of a higher level of historic charge-offs at September 30, 2010 as compared to September 30, 2009 as well as the Bank receiving updated appraisals on collateral securing three non-accrual loan relationships during the third quarter of 2010 which resulted in additional required reserves of $981,000.  The historic charge-offs are primarily tied to the construction and real estate development industry, which has continued to experience a prolonged downturn throughout 2009 and the first nine months of 2010.  The historic charge-offs are part of the calculation used to determine the adequacy of the loan loss reserve.  The nature of the process by which the Corporation determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

For the quarterly period ended September 30, 2010, the Bank provided $1,350,000 to the allowance for loan losses. This is an increase of $130,000 compared to the second quarter of 2010 and an increase of $1,110,000 compared to the same time period during 2009.  The significant increase in provision expense during the second and third quarters of 2010 was primarily due to the Bank receiving updated real estate appraisals on properties securing nonaccrual loan relationships during the quarters.  The write-downs associated with these new appraisals totaled $1,302,000 and required the Bank to replenish the reserve for loan losses based on its analysis after these write-downs.  The primary reason for the increase in net charge-offs in the third quarter of 2010 as compared to 2009 was due to the write-downs mentioned above as well a write-down on a construction loan of $336,000 in the third quarter of 2010.  The loan was written down as a result of an updated appraisal of the property prior to the loan being foreclosed upon and taken into other real estate owned during the third quarter of 2010.

The following table summarizes information concerning the allowance for loan losses for the three-month and nine-month periods ended September 30, 2010 and 2009.  Dollar amounts are in thousands.

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2010	2009	2010	2009

Balance at beginning of period	$3,552	$4,689	$3,497	$4,215
Charges-offs:
Commercial, financial and agricultural	150	139	150	194
Installment	13	19	32	57
Real Estate	1,186	181	2,552	734
Total charge-offs	1,349	339	2,734	985
Recoveries:
Commercial, financial and agricultural	-	1	6	5
Installment	17	7	24	23
Real Estate	-	-	7	-
Total recoveries	17	8	37	28
Net charge-offs	1,332	331	2,697	957
Provisions charged to operations	1,350	240	2,770	1,340
Balance at end of period	$3,570	$4,598	$3,570	$4,598
Ratio of net charge-offs during the period to average loans outstanding during the period	0.77%	0.18%	1.54%	0.50%

Other income for the first nine months of 2010 decreased $406,000 (15.90%) compared to the first nine months of 2009. This decrease is primarily attributable to decreases of $266,000 in mortgage origination fees and an $180,000 decrease in non-sufficient funds service charges, offset by an increase of $112,000 in commissions on sales of investment products to customers.  During the first quarter of 2009, the Bank recognized a permanent impairment on a restricted equity security which resulted in a $100,000 write-down. The loss on restricted equity security was incurred due to the failure of Silverton Bank, N.A., a subsidiary of Silverton Financial Services.

The primary source of the Bank’s income on other real estate owned during 2010 and 2009 was revenue generated by the operation of a motel that the Bank foreclosed on in February of 2009.  The motel was owned by Motel Holdings Georgia, Inc., a wholly-owned subsidiary of the Bank, and is operated through a management contract with a hospitality company.  The revenues and expenses from the motel operations are consolidated with the Bank operations for purposes of financial statement disclosure.  During the second quarter of 2010, the Bank sold the motel and recognized a loss of $204,000 on the sale.

Other expenses for the first nine months of 2010 increased $8,000 (0.10%) compared to the first nine months in 2009. The increase is attributable to an increase in losses and write-downs on other real estate owned of $652,000, offset  by a decrease in salaries and employee benefits expense of $369,000, a decrease in occupancy expense of $145,000, and a decrease in other operating expense of $119,000.

The reduction in salaries and benefits expense is primarily due to salaries expense for the first nine months of 2010 being $235,000 lower than for the same period during 2009.  This reduction is primarily due to the Bank having fewer employees in 2010 as compared to 2009.  This reduction in employees is due to attrition of the Bank’s work force.  As employees have left the Bank over the past year, management has evaluated the ability of the Bank to continue normal operations without replacing the departed employees.  As a result, the Bank has reduced its full-time equivalent employees from 95.0 full-time equivalent employees at January 1, 2009 to 84.0 full-time equivalent employees at September 30, 2010.  In addition, the Bank eliminated matching contributions for employees 401(K) retirement accounts effective July 1, 2009.  Total benefits expense decreased $134,000 during the first nine months of 2010 as compared to the same time period during 2009.

The reduction in occupancy expense during the first nine months of 2010 as compared to 2009 of $145,000 is primarily due to a decline in depreciation expense of $97,000 and repairs and maintenance expense of $48,000.  The reduction in depreciation expense is primarily due to management’s decision to eliminate purchasing fixed assets unless they were vital to the Bank’s operations.   Management has sought ways to extend the operating lives of existing assets in an effort to control and reduce these expenditures and the depreciation expense associated with the new assets.  The reduction in repairs and maintenance expense is primarily due to management re-negotiating maintenance agreements for fixed assets with vendors.

The reduction in other operating expenses is primarily due to the enactment of an expense reduction plan by management during the last half of 2009.  The plan focused on reducing overall operating expenses by focusing on non-essential expenses and reducing other expenses as opportunities allowed.  Management then focused on different ways to reduce those expenses.

For the nine months ended September 30, 2010, the Bank showed an income tax expense benefit of $722,000.

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

At September 30, 2010, the difference between the Bank’s liabilities and assets repricing or maturing within one year, after applying the betas, was $29,672,000, indicating that the Bank was asset sensitive.  Due to a large percentage of the Bank’s floating rate loans being currently priced at floor rates, meaning that the loans will not reprice in a falling rate environment, rate shock data show that the Bank’s net interest income would increase $335,000 on an annual basis if rates increased 100 basis points, and would increase $131,000 on an annual basis if rates decreased 100 basis points.

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

The Corporation monitors its liquidity position weekly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Corporation’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Corporation’s deposit liabilities.  At September 30, 2010, the Corporation’s liquidity ratio was 19.0%.  This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Corporation maintains relationships with correspondent banks that can provide it with funds on short notice, if needed through secured lines of credit and securities repurchase agreements.  Additional liquidity is provided to the Corporation through available Federal Home Loan Bank advances, none of which were outstanding at September 30, 2010.

During the first nine months of 2010, cash and cash equivalents increased $3,639,000 to a total of $28,375,000 at September 30, 2010.  Cash inflows from operations totaled $2,187,000 during the first nine months of 2010, while outflows from financing activities totaled $8,639,000, comprised of net decreases of $12,127,000 in deposits, offset by net increases in securities sold under repurchase agreements of $3,488,000.

Investing activities provided $10,091,000 of cash and cash equivalents, consisting primarily of proceeds from calls, maturities and paydowns of investment securities of $42,501,000, proceeds from the sales of investment securities of $9,236,000, and net decreases in loans of $6,150,000, offset by purchases of investment securities of  $50,969,000.  At September 30, 2010, the Bank had $67,373,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of the involvement of the Corporation in particular classes of financial instruments.  At September 30, 2010, the contractual amounts of the Corporation’s commitments to extend credit and standby letters of credit were $23,857,000 and $507,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at September 30, 2010 and December 31, 2009, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Corporation are essentially the same as those of the Bank at September 30, 2010 and December 31, 2009 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios	September 30, 2010	December 31, 2009

Tier 1 Capital, Actual	12.8%	12.2%
Tier 1 Capital minimum requirement	4.0%	4.0%

Excess	8.8%	8.2%

Total Capital, Actual	14.2%	13.5%
Total Capital minimum requirement	8.0%	8.0%

Excess	6.2%	5.5%

Leverage Ratio

Tier 1 Capital to adjusted total assets	8.3%	8.3%
Minimum leverage requirement	4.0%	4.0%

Excess	4.3%	4.3%

Item 3.	Qualitative and Quantitative Disclosures about Market Risk.

Not applicable because the registrant is a smaller reporting company.

Item 4T.	Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of September 30, 2010.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

Date:    November 15, 2010

By: /s/ Steven A. Rogers
       Steven A. Rogers, Vice President and CFO
       (Principal Financial Officer)

Date:    November 15, 2010