Form 10-K
period 2010-12-31
OCONEE FINANCIAL CORP
filed 2011-03-31
CIK 1076691

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-25267

Oconee Financial Corporation
(Name of Small Business Issuer in its Charter)

Georgia	58-2442250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 North Main Street, Watkinsville, Georgia	30677-0205
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (706) 769-6611.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $2.00 per share	None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  As of March 31, 2010:  547,666 shares of common stock with an aggregate value of $13,850,473 (based on approximate book value of the common stock).

As of March 31, 2011, there were issued and outstanding 899,815 shares of common stock.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2011 annual meeting of shareholders are incorporated by reference into Part III.

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

At December 31, 2010, the Bank’s total assets were $279,368,000, compared to $285,299,000 at year-end 2009.  Over the past 5 years, total assets of the Bank have declined by $5,700,000, representing a decrease of 2.0%.

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

Deposits

The Bank offers a full range of deposit accounts and services to individuals and businesses.  At December 31, 2010, the Bank’s deposit base totaled $242,917,000 and consisted of the following types of accounts:

	Amount	Percentage
	(In thousands)
Non-interest bearing demand deposits	$27,796	11.4%
Interest-bearing NOW accounts	50,809	20.9%
Money market deposit accounts	9,200	3.8%
Savings deposits	42,491	17.5%
Time deposits of less than $100,000	53,088	21.9%
Time deposits of $100,000 or more	46,447	19.1%
Individual retirement accounts	13,086	5.4%
Total Deposits	$242,917	100.0%

Management of the Bank believes that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans

The Bank makes both secured and unsecured loans to individuals and businesses.  At December 31, 2010, the Bank’s loan portfolio totaled $162,939,000, consisting of the following categories of loans:

	Amount	Percentage
	(In thousands)
Commercial, financial and agricultural	$25,199	15.5%
Real estate – mortgage	115,667	71.0%
Real estate – commercial construction	16,335	10.0%
Consumer	5,738	3.5%
Total loans	$162,939	100.0%

The following table shows the change in loans, deposits, capital, and total assets at December 31, for the years ended 2005-2010 (dollar amounts are in millions):

	2010	2009	2008	2007	2006	2005	5-Year Growth (Decline)
Loans	$162.9	$179.8	$195.8	$199.8	$217.9	$206.5	$(43.6)
Deposits	242.9	250.4	275.0	286.5	304.0	256.8	(13.9)
Capital	22.9	24.7	25.8	29.3	26.7	23.7	(0.8)
Total Assets	279.4	285.3	308.2	321.3	336.5	285.1	(5.7)

The Bank experienced declines in loans, deposits, total assets and capital during 2010.  Like many financial institutions across the United States, the Bank’s operations have been negatively affected by the current economic crisis.  The recession has reduced liquidity and credit quality within the banking system and negatively impacted the labor, capital and real estate markets.  Dramatic declines in the housing market have negatively affected the credit performance of our residential construction and development loans.  The economic recession has also lowered commercial and residential real estate values and substantially reduced general business activity and investment.  Combined, the deterioration in the residential and the commercial real estate markets has materially increased our level of nonperforming assets and charge-offs of problem loans over the past three years.  The Bank has seen slight improvement in its level of nonperforming assets during 2010 and will continue to manage these assets aggressively in order to further reduce levels going forward.  These market conditions and the tightening of credit have led to increased delinquencies in our loan portfolio, increased market volatility, added pressure on our capital, a lower net  interest margin and net losses in the prior three years.

The decrease in deposits during 2010 was primarily due to management’s decision to lower the balance of outstanding time deposits through lower interest rates in order to better match the Bank’s funding with its loan demand, which has continued to slow due to the prolonged economic slowdown over the past three years.  The reductions in loans and deposits, and the corresponding reduction in total assets during 2010 were the result of a strategic decision by management to shrink the Bank’s balance sheet in order to protect capital ratios in light of a declining level of capital as a result of net operating losses for 2010, 2009 and 2008.

As of December 31, 2010, the Bank had concentrations of loans to the housing industry and loans to the hotel and motel industry.  Outstanding construction and development loans, all of which are secured by real estate, totaled $21,790,000, which represented 13.4% of the Bank’s loan portfolio and 85.6% of the Bank’s Tier 1 equity capital at December 31, 2010.  As of December 31, 2010, the Bank’s established guideline for this concentration is to be at a balance that represents less than 210% of Tier 1 equity capital.  The market for residential real estate and development continued to be slow during 2010, primarily in the area of new residential development and speculative housing construction, resulting in a decrease in demand for loans funding this industry.

As of December 31, 2010, the outstanding balances for hotel and motel industry loans totaled $20,995,000, which represented 12.9% of the Bank’s total loans. At year-end 2009, outstanding balances and commitments for hotel and motel loans totaled $19,821,000, which represented 11.0% of the Bank’s total loans and 81.8% of the Bank’s Tier 1 equity capital.  As of December 31, 2010, the Bank’s established guideline for this concentration is to be at a balance that represents less than 100% of Tier 1 equity capital.

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

Generally, all of the Bank’s securities are classified as “Available for Sale”.  As of December 31, 2010, investment securities totaled $73,998,000.

The primary risks in the Bank’s securities portfolio consist of two types:

(1)
Credit risk, or the risk of default of the issuer.  Government-sponsored agency securities comprised 82.3% of the portfolio; the credit risk associated with these securities is primarily limited to the risk of default of the U.S. Government and its agencies.  State, County, and Municipal bonds represent 15.7% of the portfolio with the credit risk limited to the risk of default of the issuing authorities.  Other debt securities comprised 2.0% of the portfolio with the credit risk being the risk of default of the issuer of the debt security.

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

The following table shows deposits by financial institution along with market share in Oconee County for the period ended June 30, 2010 (dollars in thousands):

	Total Deposits	Deposit Market Share
Oconee State Bank	$224,226	34.6%
North Georgia Bank *	135,089	20.8%
Athens First Bank & Trust Company	109,558	16.9%
Bank of America, N.A.	60,593	9.4%
First Georgia Banking Company	36,120	5.6%
Community Bank & Trust	24,314	3.8%
Park Avenue Bank	20,369	3.1%
First American Bank & Trust Company	20,162	3.1%
SunTrust Bank	17,680	2.7%
Total deposits	$648,111	100.0%

*
On February 4, 2011, North Georgia Bank, Watkinsville, GA was closed by the Georgia Department of Banking & Finance, and the Federal Deposit Insurance Corporation (FDIC) was named Receiver. It was then acquired by BankSouth out of Greensboro, Georgia and began operating its branches as branches of BankSouth on February 5, 2011

The Bank also competes in Athens-Clarke County.  There are fourteen other commercial banks in Athens-Clarke County, five of which have offices in Oconee County.  As of June 30, 2009, the other fourteen banks located in Athens-Clarke County held deposits totaling $2,207,839,000.  The Bank’s physical presence in Athens-Clarke County is limited to a full-service in-store branch in the East Athens Wal-Mart Supercenter.

In addition, the Bank competes with commercial banks, thrifts, and various other financial institutions and brokerage firms and, to a lesser extent, with credit unions and for loans with insurance companies, small loan or finance companies, and certain governmental agencies.

The business of the Bank is not seasonal.  The slowing of the construction and development industry has lessened the effect of the Bank’s seasonal slowdown in the Fall and Winter seasons relating to that industry. Historically, the seasonal slowdown in construction and development has impacted the Bank, but not to the degree that there is an appreciable impact upon the Bank’s Balance Sheet or Statement of Operations.

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

The payment of dividends by Oconee and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2010, no dividends could be declared without regulatory approval as a result of one of the stipulations within the Order issued to the Bank by the FDIC on August 18, 2009.

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

Capital Adequacy.  Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies.  Capital adequacy guidelines involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

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

In addition, Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”).  The “prompt corrective action” provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s tangible equity to total assets is 2% or below.  Better-capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has tangible equity to total assets of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.

Set forth below are pertinent capital ratios for the Bank as of December 31, 2010 and 2009:

	2010	2009
Total Risk-Based Capital	14.2%	13.5%
Tier 1 Risk-Based Capital	12.9%	12.2%
Leverage Ratio (Tier 1 Capital to Average Total Assets)	8.1%	8.3%

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 Capital Accord of the Basel Committee on Banking Supervision (the “Basel Committee”).  The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.  On December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier I Capital and Tier II capital, with the most significant changes being to Tier I Capital.  Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier I Capital status.  The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier I Capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier I Capital instead be deducted from common equity as a component of Tier I Capital.  The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier I Capital and total risk-based capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”).  The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Final provisions to the Basel Committee’s proposal are expected to be implemented by December 31, 2012.  Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators, and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

Commercial Real Estate.  The federal banking agencies, including the FDIC, issued guidance on concentrations in commercial real estate lending, noting that banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn.  The guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny.  The Bank has a concentration in commercial real estate loans in excess of those defined levels.  Management believes that the Bank’s credit processes and procedures meet the risk management standards dictated by this guidance, but it is not yet possible to determine the impact this guidance may have on examiner attitudes with respect to the Bank’s real estate concentrations, which attitudes could effectively limit increases in the Bank’s loan portfolios and require additional credit administration and management costs associated with those portfolios.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010.  The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector.  Among other things, the Dodd-Frank Act includes the following provisions:

-
Creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws.  Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions;

-	Establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk;
-
Implements corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all companies whose securities are registered with the SEC, not just financial institutions;

-	Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;
-	Provides that interchange fees for debit cards will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard;
-
Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies and require the FDIC and Federal Reserve to seek to make their respective capital requirements for state nonmember banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

-
Makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions; and

-	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Incentive Compensation.  On October 22, 2009, the Federal Reserve issued a proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking.  The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as Oconee, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements.  The findings of the supervisory initiatives will be included in reports of examination.  Deficiencies will be incorporated into the financial institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.

On February 7, 2011, the issued joint proposed rule-making implementing provisions of the Dodd-Frank Act to prohibit incentive-based compensation plans that expose “covered financial institutions” to inappropriate risks. Covered financial institutions are institutions that have over $1 billion in assets and offer incentive-based compensation programs. The proposed rules would:

•	Prohibit incentive-based compensation that would encourage inappropriate risks by providing excessive compensation, or that could lead to a material loss for the institution;
•	Require each covered financial institution to establish and maintain policies and procedures regarding incentive compensation that are commensurate with the size and complexity of the institution; and
•
Require covered financial institutions with over $50 billion in assets, in addition to the above, to defer at least 50 percent of incentive-based payments to executive officers for a minimum of three years.

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.  It cannot be determined at this time whether compliance with such policies will adversely affect Oconee’s ability to hire, retain and motivate its key employees.

Fair Value.  The Bank’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments.  When a loan is considered impaired, a specific valuation allowance is allocated or a partial charge-off is taken, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure.  “Fair value” is defined by accounting principles generally accepted in the United States of America (“GAAP”) “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.”  GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets; it is not a forced transaction (for example, a forced liquidation or distress sale).”  Recently in the Bank’s markets there have been very few transactions in the type of assets which represent the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined.  Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.”  Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment.  Although management believes its processes for determining the value of these assets are appropriate factors and allow the Bank to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.  Because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank’s regulators, disagreements which could impair the relationship between the Bank and its regulators.

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

Employees

At December 31, 2010, the Bank had 72 full-time employees and 18 part-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

Forward Looking Statements

Information provided by Oconee may constitute “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties.  Any statements made in this Annual Report on Form 10-K including any statements incorporated by reference, which are not statements of historical fact, are forward-looking statements.  These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to:

•	Our ability to comply with the Order currently applicable to the Bank;
•	the conditions in the banking system, financial markets and economic conditions generally;
•	our ability to raise capital;
•	our ability to maintain liquidity or access other sources of funding;
•	our construction and land development loans;
•	asset quality;
•	the adequacy of the allowance for loan losses;
•	material unforeseen changes in the financial stability and liquidity of Oconee’s credit customers,
•	technology changes, difficulties or failures;
•	our ability to execute its business strategy;
•	the loss of key personnel;
•	economic conditions (both generally in the United States and in the markets where Oconee operates);
•	competition from other providers of financial services;
•	the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations;
•	changes in regulation and monetary and fiscal policies and laws, including Federal Reserve interest rate policies;
•	inflation or fluctuation in market conditions;
•	losses due to fraudulent and negligent conduct of customers, service providers and employees;
•	changes in or application of environmental and other laws and regulations to we are subject;
•	political, legal and local economic conditions and developments;
•	financial market conditions and the results of financing efforts;
•	consumer income levels and spending and savings habits changes
•	changes in interest rates;
•	weather, natural disasters and other catastrophic events, and other factors discussed in our other filings with the Securities and Exchange Commission; and
•	Oconee’s ability to manage the foregoing risks and factors; all of which are difficult to predict and which may be beyond the control of Oconee

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

Following an examination of the operations of the bank, the FDIC noted weaknesses relating primary to our lending practices and asset quality, and their impact on our capital and earnings. We have taken action and implemented procedures that management believes will address the weaknesses identified by the FDIC. Effective August 18, 2009, we consented to the issuance by the FDIC of the Order to the Bank, which provides, among other things, that the Bank must have and maintain a 8% Leverage Capital ratio and 10% Total Risk-based Capital ratio. In the event the Bank fails to fully comply with the terms of the Order, including its obligations to maintain sufficient capital to comply with the minimum Leverage Capital ratio and Total Risk-based Capital ratio specified in the Order, the FDIC will have the authority to subject the Bank to the terms of a more restrictive enforcement order, to impose civil money penalties on the Bank and its directors and officers, as applicable, and to remove directors and officers from their positions with the Bank. As a result, our failure to comply with the Order could have a material adverse impact on our business, financial condition or results of operations.

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

The current economic pressure on consumers and businesses and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations and may continue to result in credit losses and write-downs in the future. The failure of government programs and other efforts to help stabilize the banking system and financial markets and a continuation or worsening of current economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Oconee’s construction and land development loans are subject to unique risks that could adversely affect earnings.

Oconee’s construction and land development loan portfolio was $21,790,000 at December 31, 2010, comprising 13.4% of total loans.  Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals.  In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis.  In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending.  Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject us to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

A deterioration in asset quality could have an adverse impact on Oconee.

A significant source of risk for Oconee arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans.  With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events.  In addition, decreases in real estate property values due to the nature of the Bank’s loan portfolio, over 81% of which is secured by real estate, could affect the ability of customers to repay their loans.  The Bank’s loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on Oconee’s business, financial condition, results of operations, or liquidity.

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

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with the power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions.  The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk, makes permanent the $250,000 limit for federal deposit insurance, provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions and repeals the federal prohibitions on the payment of interest on demand deposits.  Among other things, the Dodd-Frank Act includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may adversely impact us.  However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations

Changes in government regulation or monetary policy could adversely affect Oconee.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the Securities and Exchange Commission staff regarding Oconee’s periodic or current reports under the Exchange Act.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Markets For Capital Stock and Dividends

Oconee’s common stock, its only class of equity securities, is not traded on an established public trading market.  The following table sets forth certain information regarding trades of Oconee common stock known by management for the indicated periods:

	Number of	Aggregate	Size of Trades		Price of Trades
Year	Trades	Shares	Smallest	Largest	Lowest	Highest
2010	5	1,000	20 shares	560 shares	$30.00	$33.34
2009	4	835	50 shares	500 shares	$60.00	$60.00

At March 31, 2011, there were approximately 718 recordholders of Oconee common stock and 899,815 shares issued and outstanding.

Due to a stipulation within the Order that the Bank entered into with the FDIC on August 18, 2009, Oconee did not declare a cash dividend to shareholders in 2010 or 2009.  As long as the Order with the FDIC is in place, the Bank is prohibited from paying dividends to Oconee Financial Corporation without prior approval from regulatory authorities.  Therefore, through the duration of the Consent Order, Oconee will not be able to declare a dividend to shareholders since the Company is dependent upon the Bank to provide funding for shareholder dividends.  While Oconee intends to continue paying cash dividends contingent on its return to profitability, no assurance can be given that dividends will be declared in the future.  The amount and frequency of dividends is determined by Oconee’s Board of Directors upon their consideration of various factors, which include Oconee’s financial condition and results of operations, investment opportunities available to Oconee, changes in regulatory capital requirements, tax consideration and general economic conditions.  See “Supervision and Regulation – Payment of Dividends.”

Oconee has not sold any unregistered securities within the past two years.

Oconee does not have any equity compensation plans.

Share Repurchases

Oconee did not repurchase any shares of stock during 2010 or 2009.

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

In addition, investment securities, loans held for sale, the majority of other real estate owned and impaired loans are reflected at their estimated fair value in the consolidated financial statements.  Such amounts for investment securities and loans held for sale are based on either quoted market prices or estimated values derived by the Company using dealer quotes or market comparisons.  The market values for other real estate owned and impaired loans are arrived at through a professional appraisal of the property and recorded at the lesser of the other real estate owned or impaired loan balance and the appraised value less costs associated with selling the property.

Management of the Company has made a number of estimates and assumptions to prepare these consolidated financial statements in conformity with generally accepted accounting principles.  Actual results could differ from those estimates.

Selected Financial Information

	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share data)
Net interest income	$8,537	$7,241	$7,893	$11,443	$12,198
Other income	2,916	3,262	2,964	2,708	2,846
Provision for loan losses	3,370	2,140	7,463	330	200
Net earnings (loss)	(1,075)	(1,200)	(3,426)	3,268	3,960
Net earnings (loss) per common share	(1.19)	(1.33)	(3.81)	3.63	4.40
Total assets	279,368	285,299	308,156	321,313	336,508
Cash dividends declared per common share	-	-	-	1.15	1.25

RESULTS OF OPERATIONS

Net Interest Income

The Company’s earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense that is paid on its deposits and other borrowings.

Like many financial institutions across the United States, the Company’s operations have been negatively affected by the current economic crisis.  The recession has reduced liquidity and credit quality within the banking system and negatively impacted the labor, capital and real estate markets.  Dramatic declines in the housing market have negatively affected the credit performance of our residential construction and development loans.  The economic recession has also lowered commercial real estate values and substantially reduced general business activity and investment.  Combined, the deterioration in the residential and the commercial real estate markets has materially increased our level of nonperforming assets and charge-offs of problem loans.  These market conditions and the tightening of credit have led to increased delinquencies in our loan portfolio, increased market volatility, added pressure on our capital, a lower net  interest margin and net losses.

Net interest income in 2010, which was $8,537,000, increased by $1,296,000, or 17.9%, as compared to 2009.  Net interest income increased as a result of a decrease in interest expense of $2,236,000, offset by a decrease in interest income of $940,000.  The decrease in interest income during 2010 was due primarily to a lower average balance of outstanding interest-earning assets during 2010 as compared to 2009.  Average interest-earning assets during 2010 were $260,912,000, a reduction of $18,950,000 as compared to 2009 average levels.  The primary reason for the lower average balance of outstanding interest-earning assets was a decrease in average outstanding loans of $17,057,000 and investment securities of $9,510,000.

The decrease in interest expense in 2010 as compared to 2009 was primarily due to the lower local interest rate environment in 2010 as compared to 2009.  The lower interest rate environment allowed management to reprice time deposits at lower interest rates as they came due during 2010.  Net interest margin increased to 3.27% in 2010 as compared to 2.59% in 2009 as a result of the decrease in interest expense impacting the Bank more than the reduction in interest income.

The reductions in loans and deposits, and the corresponding reduction in total assets during 2010 were the result of a strategic decision by management to shrink the Bank’s balance sheet in order to protect capital ratios in light of a declining level of capital as a result of net operating losses for 2010, 2009 and 2008.  Management of the Bank is anticipating further shrinking of the balance sheet in 2011 in a continued effort to improve the Bank’s capital ratios as it strives to return to profitability.

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

Table 1 below sets forth the average balances for each category of interest-earning assets and interest-bearing liabilities and the average rates of interest earned or paid thereon for the years ended December 31, 2010 and 2009.  Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.  Loan fees of $345,000 and $444,000 are included in the yields for 2010 and 2009, respectively.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity, and yields are not calculated on a tax equivalent basis.

Table 1
Average Balance Sheets and Interest Rates

	For the Years Ended December 31,
	2010			2009

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest earning assets:
Investment securities:
Taxable	$54,905,090	2,207,712	4.02%	$59,657,263	2,708,371	4.54%
Non-taxable	11,199,672	532,426	4.75%	15,353,032	685,629	4.47%
Restricted equity Securities	1,616,315	112,546	6.96%	2,220,585	109,574	4.93%
Federal funds sold	-	-	-%	923,786	931	0.21%
Interest-bearing due from banks	20,075,464	44,621	0.22%	11,534,501	24,765	0.10%
Loans (including loan fees) (1)	173,115,618	9,283,469	5.36%	190,172,698	9,591,830	5.04%
Total interest-earning assets	260,912,159	12,180,774	4.67%	279,861,865	13,121,100	4.69%
Allowance for loan losses	(3,565,704)			(4,643,303)
Cash and non-interest earning due from banks	4,595,082			11,071,263
Other assets	17,265,188			18,661,402
Total assets	279,206,725			304,951,227
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	54,087,360	237,404	0.44%	61,158,514	462,688	0.76%
Savings	40,920,516	396,731	0.97%	37,329,919	456,869	1.22%
Time	118,468,067	2,679,459	2.26%	137,928,330	4,591,829	3.33%
Federal Funds purchased	96	-	-%	-	-	-%
Securities sold under repurchase agreements	12,220,616	330,026	2.70%	13,210,868	368,341	2.79%
Total interest bearing liabilities	225,696,655	3,643,260	1.61%	249,627,631	5,879,727	2.36%
Non-interest bearing deposits	28,270,256			28,593,947
Other liabilities	213,630			1,328,050
Total liabilities	254,180,541			279,549,628
Shareholders’ equity	25,026,184			25,401,599
Total liabilities and shareholders’ equity	279,206,725			304,951,227
Excess of interest-bearing assets over interest-bearing liabilities	25,215,504			30,234,234
Ratio of interest-earning assets to interest-bearing liabilities	115.60%			112.11%
Net interest income		8,537,154			7,241,373
Net interest spread			3.06%			2.33%
Net interest margin (2)			3.27%			2.59%

(1)  Average nonaccrual loans of $16,521,343 and $25,557,812 are included in total loans as of Decembe 31, 2010 and 2009, respectively.
(2)  Net interest margin is the net return on interest-earning assets.  It is computed by dividing net ijnterest income by average toal interest-earning assets.

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

Table 2
Volume-Rate Analysis

	2010 over 2009 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Taxable	$(205,368)	$(295,291)	$(500,659)
Non-taxable	(194,210)	41,007	(153,203)
Restricted equity securities	(34,691)	37,663	2,972
Federal funds sold	(941)	0	(941)
Interest-bearing due from banks	18,657	1,199	19,856
Loans (including loan fees)	(893,190)	584,829	(308,361)
Total interest earning assets	(1,309,743)	369,407	(940,336)
Interest expense on:
Deposits:
Interest bearing demand	(48,535)	(176,749)	(225,284)
Savings	40,413	(100,551)	(60,138)
Time	(583,498)	(1,328,872)	(1,912,370)
Securities sold under repurchase agreements	(26,787)	(11,528)	(38,315)
Total interest bearing liabilities	(618,407)	(1,617,700)	(2,236,107)
Net interest income	$(691,336)	$1,987,107	$1,295,771

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to adjust the total allowance for loan losses to a level deemed appropriate by management based on management’s judgment as to potential losses within the Company’s loan portfolio as a result of the valuation of impaired loans, net charge-offs, changes in the composition of the loan portfolio, delinquencies and the overall quality of the loan portfolio and general economic conditions.

The provision for loan losses in 2010 was $3,370,000 compared to $2,140,000 in 2009.  The increase in the provision for loan losses is primarily due to an increase in net charge-offs in 2010 as compared to 2009.

The allowance for loan losses represented approximately 2.16% of total loans outstanding at December 31, 2010 compared to 1.95% at December 31, 2009.  Net charge-offs for 2010 increased to $3,340,000, compared to $2,858,000 during 2009.  Net charge-offs as a percentage of the provision for loan losses were 99.1% and 133.6% for the years ended December 31, 2010 and 2009, respectively.  Management evaluates the sufficiency of the loan loss reserve on a monthly basis through a detailed analysis process whereby the various types of performing loans are analyzed based on historical charge-offs.  The majority of the impaired loan relationships are evaluated individually for potential losses and all impaired loans less than $500,000 are evaluated collectively.  As a result of its analysis at December 31, 2010, management believes that the level of the allowance is appropriate based on our evaluation of the loan portfolio and current economic conditions.

The provision for loan losses in 2009 was $2,140,000 compared to $7,463,000 in 2008.  The substantial decrease in the provision for loan losses is primarily due to reductions in nonaccrual loans during 2009 as compared to 2008 and a decrease in net charge-offs in 2009 as compared to 2008.

Nonaccrual loans at December 31, 2010 totaled $17,706,000, a reduction of $11,066,000 compared to the December 31, 2009 balance of $28,772,000.

The allowance for loan losses represented approximately 1.95% of total loans outstanding at December 31, 2009 compared to 2.15% at December 31, 2008.  Net charge-offs for 2009 decreased to $2,858,000, compared to $6,584,000 during 2008.  Net charge-offs as a percentage of the provision for loan losses were 133.6% and 88.2% for the years ended December 31, 2009 and 2008, respectively.

Other Income

Other income of $2,916,000 in 2010 decreased from 2009 by $346,000 or 10.6%, due primarily to a decrease in service charge income of $295,000, a decrease in mortgage origination fee income of $212,000, and a decrease in income on other real estate owned of $353,000.  The decrease in service charge income is primarily due to a reduction in income generated by fees on checks written against insufficient funds.  These fees decreased by $212,000 during 2010 as compared to 2009.  Mortgage origination fee income decreased in 2010 as compared to 2009 primarily as a result of having one fewer mortgage originator during 2010 as compared to 2009, as well as more stringent underwriting of mortgage loans by third-party investors.  This underwriting makes it more difficult for borrowers with less than perfect credit histories to qualify for traditional mortgage financing, thus reducing the Bank’s opportunity to generate fee income.  The decrease in income from other real estate owned is due to income generated by the operations of a motel upon which the Bank foreclosed in early 2009.  The Bank operated the motel during 2009 under a contract with a hospitality management company while the Bank marketed the motel property for sale.  The motel was sold in May 2010, which resulted in the Bank collecting less income from the property in 2010 as compared to 2009.   In addition, the Bank expensed a one-time impairment loss on a restricted equity security of $100,000 in 2009.

The above-mentioned decreses in other income were offset by increases of $249,000 in gains on the sales of investment securities in 2010 as compared to 2009.  In addition, commissions on the sales of securities in 2010 increased by $102,000 as compared to 2009.

Other income of $3,262,000 in 2009 increased from 2008 by $297,000 or 10.0% due primarily to income on other real estate owned during 2009 of $584,000, offset by decreases in overdraft charges of $207,000, and a decrease in gains on investment sales of $65,000.  The increase in income from other real estate owned is due to income generated by the operations of the above-mentioned motel upon which the Bank foreclosed in early 2009.

Other Expense

Other expenses decreased by $522,000 or 4.9% in 2010 as compared to 2009.  The decrease in other expenses is primarily attributable to a decrease in salaries and employee benefits expense of $386,000 in 2010 as compared to 2009, a reduction in occupancy expense of $192,000, and a reduction in expenses on other real estate owned of $156,000.  These decreases were offset by increases in losses and write-downs on other real estate owned of $559,000 in 2010 as compared to 2009.  The decrease in salaries and employee benefits expense in 2010 was primarily attributable to the decision of the Board of Directors to suspend the Bank’s profit sharing plan during 2010 and the implementation of a voluntary work hour reduction plan whereby employees could choose to work a reduced schedule while taking a corresponding cut in salary.  Occupancy expense decreased primarily as a result of  a decrease of $129,000 in depreciation expense due to the Bank’s policy of replacing existing equipment only when deemed necessary for the continuation of operations.  Expenses on other real estate owned saw a reduction due to the Bank selling the motel that it foreclosed on and operated throughout 2009 to May 2010.  The increase in losses and write-downs on other real estate owned in 2010 were primarily due to write-downs on foreclosed real estate.  These write-downs were necessitated by the Bank obtaining updated appraisals on the real estate, as mandated by Bank policy.  Management of the Bank continues to be committed to reducing operating expense going forward in an effort to improve the Bank’s financial performance.

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

Income Tax Expense (Benefit)

The Company had an effective tax benefit rate of 47% for both the years ended December 31, 2010 and 2009.

ANALYSIS OF FINANCIAL CONDITION

Summary

During 2010, average total assets decreased $23,731,000 (7.8%) from 2009.  Average total deposits decreased $24,255,000 (8.7%) in 2010 from 2009.  Average loans decreased $17,057,000 (9.0%) in 2010 over 2009.

Year-end balances at December 31, 2010 and 2009 reflect a decrease in total assets of $5,931,000 (2.1%) from 2009 to 2010.  Total deposits decreased $7,525,000 (3.0%) from 2009 to 2010.  Total loans decreased $16,856,000 (9.4%) from 2009 to 2010.

Total loans declined during 2010 primarily as a result of a continued slowdown in the housing industry, both nationally, and more prominently, in the Bank’s market area.  A continued overall economic slowdown lessened the demand for new housing construction and development.  Total deposits declined due to loan payoffs supplying the needed liquidity to fund new loans and also a decision by management to lower interest rates paid on deposits in an effort to minimize interest expense.  In addition, management of the Bank implemented a plan to shrink the balance sheet in an effort to protect the Bank’s capital ratios due to the Bank’s capital base shrinking during 2010 and 2009 as a result of net operating losses.

Investment Securities

All of the Company’s investment securities are classified as available-for-sale (“AFS”).  At December 31, 2010, the market value of AFS securities totaled $73,998,000, compared to $66,903,000 at December 31, 2009.  Table 3 presents the market value of AFS securities at December 31, 2010 and 2009.

Table 3
Investment Portfolio

	2010	2009
Available for sale
State, county and municipal	$11,644,003	$11,154,419
Government-sponsored agencies	27,301,294	28,954,155
Mortgage-backed	33,559,925	25,310,398
Other debt securities	1,492,703	1,484,311
Totals	$73,997,925	$66,903,283

The composition of the investment securities portfolio reflects the Company’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income.  The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Table 4 presents the AFS securities held by the Company by maturity category at December 31, 2010.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity and yields are not calculated on a tax equivalent basis.

Table 4
Maturity Distribution and Weighted Average Yield on Investments (1)

	Government-Sponsored Agencies	Mortgage- Backed Securities	State, County and Municipal	Other Debt Securities	Weighted Average Yields

Within 1 year	$-	$206,119	$-	$-	4.44%
After 1 through 5 years	-	26,334,977	315,608	907,000	4.27%
After 5 through 10 years	15,490,416	6,172,025	3,024,978	-	2.95%
After 10 years	11,810,878	846,804	8,303,417	585,703	3.43%
Totals	$27,301,294	$33,559,925	$11,644,003	$1,492,703	3.48%

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

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

The composition of the Company’s loan portfolio at December 31 for each of the past 5 years is presented in Table 5.

Table 5
Loan Portfolio
	2010	2009	2008	2007	2006
Commercial, financial and agricultural	$25,198,562	28,392,933	28,028,762	22,229,689	20,468,788
Real estate – construction	16,334,644	30,368,950	54,465,394	64,077,793	87,264,251
Real estate - mortgage	115,667,560	114,252,957	105,459,965	104,703,465	100,620,440
Consumer	5,780,956	6,822,942	7,818,286	8,820,318	9,533,930
	162,981,722	179,837,782	195,772,407	199,831,265	217,887,409
Less: Allowance for loan losses	(3,527,567)	(3,497,292)	(4,215,262)	(3,335,825)	(3,080,661)
Loans, net	$159,454,155	176,340,490	191,557,145	196,495,440	214,806,748

As of December 31, 2010, loans outstanding were $162,982,000, a decrease of $16,856,000 or 9.4% over the December 31, 2009 balance of $179,838,000.  This decrease was primarily attributable to a decline in the Bank’s construction lending portfolio of $14,034,000 at December 31, 2010 as compared to December 31, 2009.  The construction loan segment of the portfolio declined due to the increased risk in this section of the economy caused by a continued slowdown in the housing industry resulting in a lower demand for new housing construction and development activity.

Table 6 identifies the maturities of commercial and real estate construction (including acquisition and development) loans as of December 31, 2010 and addresses the sensitivity of these loans to changes in interest rates.  Not included in the loan totals are nonaccrual loans of $770,806 and $12,492,131 in commercial, financial and agricultural loans and real estate construction loans, respectively.

Table 6
Maturity and Repricing Data for Loans
Maturity	Commercial, Financial and Agricultural	Real Estate Construction	Total
Within 1 year	$11,240,221	$2,132,793	$13,373,014
1 to 5 years	9,173,328	1,709,720	10,847,048
Over 5 years	4,014,207	-	4,014,207
Totals	$24,427,756	$3,842,513	$28,234,269

As of December 31, 2010, the interest terms of loans in the indicated classifications for the indicated maturity ranges in excess of one year are as follows:

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, financial and agricultural
1 to 5 years	$6,186,006	$2,987,322	$9,137,328
Over 5 years	$-	$4,014,207	$4,014,207

Real estate construction
1 to 5 years	$-	$1,709,720	$1,709,720
Over 5 years	$-	$-	$-

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and the evaluation by management of the quality of the loan portfolio.

Table 7 presents an analysis of the allowance for loan losses including charge-off activity.

Table 7
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

	2010	2009	2008	2007	2006
	(Amounts are presented in thousands)
Balance at beginning of year	$3,497	$4,215	$3,336	$3,081	$2,945
Charges-offs:
Commercial, financial and agricultural	190	84	54	55	-
Installment	36	255	116	53	60
Real Estate	3,156	2,605	6,456	10	50
Total charge-offs	3,382	2,944	6,626	118	110

Recoveries:
Commercial, financial and agricultural	9	14	22	10	20
Installment	28	26	17	31	26
Real Estate	6	46	3	2	-
Total recoveries	43	86	42	43	46
Net charge-offs	3,341	2,858	6,584	75	64
Provisions charged to operations	3,370	2,140	7,463	330	200
Balance at end of year	$3,528	$3,497	$4,215	$3,336	$3,081
Ratio of net charge-offs during the period to average loans outstanding during the period	1.93%	1.50%	3.36%	.04%	.03%

At December 31, 2010, the Company had loan concentrations in the housing industry and in the hotel and motel industries.  The Company monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines.  The primary risks relating to the concentration in the housing industry is a downturn in the economy adversely affecting construction of new homes and developments of new housing communities and the impact of rising interest rates on variable rate mortgages.  The market for residential real estate and development continued to be slow during 2010 due to a downturn in the economy, primarily in the area of new residential development and speculative housing construction, resulting in a decrease in demand for loans funding this industry.  The Company’s primary risk relating to the hotel and motel industry loans is a slowdown in the travel industry.  The Company has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown.

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

During the year ended December 31, 2010, the Bank had net charge-offs of $3,340,000, as compared to $2,858,000 in net charge-offs during the year ended December 31, 2009.  Of the total charge-offs in 2010, $2,630,000 were write-downs of loans that were classified as impaired at December 31, 2010.  Of the total charge-offs in 2009, $1,960,000 were write-downs of loans that were classified as impaired at December 31, 2009, while $714,000 were write-downs of loans that were shifted to other real estate owned during 2009 and were held for sale by the Bank at December 31, 2009

For year-end 2010 and 2009 the allowance for loan losses was allocated as follows (in thousands):

As of December 31, 2010:	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$1,095	31.0%	15.5%
Real Estate - Construction	1,428	40.5%	10.0%
Consumer	60	1.7%	3.5%
Real Estate - Mortgage	945	26.8%	71.0%
Total	$3,528	100.0%	100.0%

As of December 31, 2009:	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$972	27.8%	15.8%
Real Estate - Construction	1,283	36.7%	16.4%
Consumer	141	4.0%	3.8%
Real Estate - Mortgage	1,101	31.5%	63.5%
Total	$3,497	100.0%	100.0%

Non-performing Assets

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due, totaled $22,475,000 at December 31, 2010 compared to $24,672,000 at December 31, 2009.   This decrease is attributable to decreases in other real estate owned of $1,520,000 and non-accrual loans of $1,348,000, offset by an increase in loans more than 90 days past due of $681,000.  During 2010, the Bank foreclosed on one subdivision whose loan was in nonaccrual status at December 31, 2009.  During 2009, the Bank foreclosed on three subdivisions and one motel whose loans were in nonaccrual status at December 31, 2008.  The Bank sold the motel in May 2010 and continues to actively market the subdivisions for sale, either as individual lots or the subdivision developments as a whole.  The Bank has periodically evaluated the market value of the foreclosed properties through professional appraisals and market evaluations.  As a result of these evaluations, the Company recognized write-downs on foreclosed properties totaling $1,207,000 during 2010 and $972,000  in 2009.

A summary of non-performing assets at December 31 during the last past 5 fiscal years is presented in Table 8.

Table 8
Non-performing Assets
	December 31,
	2010	2009	2008		2007		2006

Other real estate and repossessions	$5,446,000	6,966,000	1,782,000		-		744,000
Accruing loans 90 days or more past due	681,000	-	24,000		-		623,000
Non-accrual loans	16,358,000	17,706,000	28,772,000		9,057,000		678,000
Interest on non-accrual loans which would have been reported	890,000	1,546,000	1,045,000		408,000		91,000
Interest recognized on non-accrual loans	95,000	24,000	188,000		285,000		14,000
Restructured debt	4,575,000	-	4,351,000	(1)	3,240,000	(1)	-
___________
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

Deposits

The Company uses deposits primarily to fund its loan and investment portfolios. The Company offers a variety of deposit accounts to individuals and businesses.  Deposit accounts include checking, savings, money market and time deposits.  As of December 31, 2010, total deposits were $242,917,000, a decrease of $7,525,000 or 3.0% as compared to the December 31, 2009 balance of $250,442,000.  The decrease in deposits is primarily attributable to a decision by management to lower time deposit rates in order to better match the Bank’s deposit base with loan demand and to minimize interest expense on time deposits.

The average balance of the deposits and the average rates paid on such deposits are summarized in Table 9.

Table 9
Deposits
	December 31,
	2010		2009
	Average Balance	Rate	Average Balance	Rate
Deposits:
Non-interest bearing demand	$28,270,256	-	$28,593,947	-
Interest bearing demand	54,087,360	0.44%	61,158,514	0.76%
Savings	40,920,516	0.97%	37,329,919	1.22%
Time	118,468,067	2.26%	137,928,330	3.33%

	$241,746,199		$265,010,710

Time deposits in amounts of $100,000 or more totaled $49,794,000 and $52,535,000  at December 31, 2010 and 2009, respectively.  Table 10 is a summary of the maturity distribution of time deposits in amounts of $100,000 or more as of December 31, 2010.

Table 10
Maturity of Time Deposits over $100,000

Within 3 months	$6,347,000
After 3 through 6 months	15,058,000
After 6 through 12 months	9,584,000
After 12 months	18,805,000
$49,794,000

Transactions with Related Parties

The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business.  It is the policy of the Company that loan transactions with directors and officers are made on substantially the same terms as those prevailing at the time made for comparable loans to other persons.  At December 31, 2010, the Company had loans outstanding to related parties of $3,915,000.  Deposits of related parties were $6,063,000.

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

Cash and cash equivalents increased $5,223,000 to a total of $29,959,000 at year-end 2010 as cash provided by investing and operating activities outpaced amounts used by financing activities.  Cash inflows from operations totaled $3,594,000 in 2010, while outflows from financing activities totaled $4,315,000, consisting of net deposit decreases during 2010 of $7,525,000, offset by net increases in securities sold under repurchase agreements of $3,210,000.

Investing activities provided $5,943,000 of cash and cash equivalents, principally composed of proceeds from calls and maturities of investment securities of $68,352,000, and proceeds from sales of investment securities of $16,759,000, partially offset by purchases of investment securities of $92,853,000.

Contractual Obligations and Off-Balance Sheet Arrangements

For maturity and repricing information regarding the Company’s contractual obligations, please see the table under the heading “Asset/Liability and Interest Rate Sensitivity Management.”

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of those instruments reflect the extent of exposure the Company has in particular classes of financial instruments.  At December 31, 2010, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $22,412,000 and $506,000, respectively.

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

Capital Resources

Table 11 presents the Bank’s regulatory capital position at December 31, 2010.

Table 11
Capital Ratios
Risk-Based Capital Ratios Actual as of December 31, 2010

Tier 1 Capital	12.9%
Tier 1 Capital minimum requirement	4.0%
Excess	8.9%

Total Capital	14.2%
Total Capital minimum requirement	8.0%
Excess	6.2%

Leverage Ratio At December 31, 2010

Leverage ratio	8.1%
Leverage ratio requirement	4.0%
Excess	4.1%

Table 12
Selected Ratios

The following table sets out certain ratios of the Company for the years indicated:

	2010	2009
Net loss to:
Average shareholders’ equity	(4.30)%	(4.72)%
Average assets	(0.39)%	(0.39)%
Dividends to net loss	-	-
Average equity to average assets	8.96%	8.33%

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010 that are contractually maturing, prepaying or repricing in each of the future time periods shown.  Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Investment securities are reported based on the adjusted cost basis.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are required to be repaid based on scheduled maturities.  The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven the rates of these deposits to be more stable over the course of a year.

	At December 31, 2010 Maturing or Repricing in (dollars in thousands)
	Three Months or Less	Four Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Investment securities	$-	$206	$27,558	$46,234	$73,998
Interest-earning due from banks	26,610	-	-	-	26,610
Loans	62,245	39,151	42,819	2,312	146,527
Total interest-bearing assets	$88,855	$39,357	$70,377	$48,546	$247,135

Interest-bearing liabilities:
Deposits:
Savings and demand	$102,500	$-	$-	$-	$102,500
Time deposits	21,920	52,482	38,219	-	112,621
Repurchase agreements	13,024	-	-	-	13,024
Total interest-bearing liabilities	$137,444	$52,482	$38,219	$-	$228,145
Interest sensitive difference per period	$(48,589)	$(13,125)	$32,158	$48,546	$18,990
Cumulative interest sensitivity difference	$(48,589)	$(61,714)	$(29,556)	$18,990
Cumulative ratio of total earning assets to total interest-bearing liabilities	(19.66)%	(24.97)%	(11.96)%	7.68%

Note:  For purposes of this analysis, nonaccrual loans, overdrafts and unearned interest are not included in Loans.

At December 31, 2010 the difference between the Company’s liabilities and assets repricing or maturing within one year was $61,726,000.  Based on this analysis, due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would generally cause the Company’s net interest income to decrease, and a decrease in interest rates would generally cause the Company’s net interest income to increase.

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

At December 31, 2010, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the hypothetical rate changes to deposit accounts and taking into account the likely calls within the investment portfolio, was $32,246,000, indicating that the Bank was assset sensitive.  The most recent simulation model shows that the Bank’s net interest income would increase $275,000 on an annual basis if rates increased 100 basis points, and would increase $122,000 on an annual basis if rates fell 100 basis points.  Net interest income increases under both scenarios because the Bank’s assets reprice earlier within the twelve-month period than its liabilities.  Because of this, the increase in the Bank’s interest income under a rising rate scenario will be greater than the increase in its interest expense over a twelve-month period.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and the reports of independent registered public accounting firms are included in this report beginning at page F-1 this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During Oconee’s two most recent fiscal years, Oconee did not change accountants and had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A(T).   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Oconee’s management, including the principal executive officer and principal financial officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities Act of 1933 is recorded, processed, summarized and reported within the time periods specified.

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

Management assessed the effectiveness of Oconee’s internal control over financial reporting as of December 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”  Based on that assessment, management believes that, as of December 31, 2010, Oconee’s internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of Oconee’s independent registered public accountant regarding internal control over financial reporting.  Management’s report was not subject to attestation by Oconee’s independent accountant pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Form 10-K.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the headings “Information About Nominees For Directors and  Executive Officers,” “Compliance with Section 16(a),” “Audit Committee and Audit Committee Financial Expert,” and “Code of Ethics” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 2, 2011 to be filed with the SEC, is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

                The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 2, 2011, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 2, 2011, to be filed with the SEC, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Certain Relationships and Related Party Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all the Company‘s annual meeting of shareholders to be held on May 2, 2011, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained under the heading “Principal Accounting and Audit Fees” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 2, 2011, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following financial statements and notes thereto of the Registrant are located beginning at page F-1 of this Form 10-K pursuant to Item 8 of this Report:

1.	Report of Independent Registered Public Accounting Firm

2.	Balance Sheets - December 31, 2010 and 2009

3.	Statements of Operations
For the Years Ended December 31, 2010 and 2009

4.	Statements of Changes in Shareholders Equity
For the Years Ended December 31, 2010 and 2009

5.	Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

6.	Notes to Consolidated Financial Statements

The following exhibits are required to be filed with this Report on 10-K by Item 601 of Regulation S-K.

3.1	Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998 (included as Exhibit 3.1 to Oconee’s 10-KSB filed with the SEC on March 30, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Oconee Financial Corporation, dated May 7, 2001 (included as Exhibit 3.2 to Oconee’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
4	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated Bylaws which define the rights of the holders of Common Stock of Oconee.
4.1	Form of Common Stock Certificate (included as Exhibit 4.1 to Oconee’s 10-KSB filed with the SEC on March 31, 2005 and incorporated herein by reference).
10.1	Oconee State Bank Officers’ Cash Incentive Plan (included as Exhibit 10.1 to the Bank’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
14	Code of Ethical Conduct (included as Exhibit 14 to Oconee’s 10-KSB filed with the SEC on March 31, 2006 and incorporated herein by reference).
21	Subsidiaries of Oconee Financial Corporation.
24	Power of Attorney (included herein on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Oconee Financial Corporation and Subsidiary
Watkinsville, Georgia

We have audited the accompanying consolidated balance sheets of Oconee Financial Corporation and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Financial Corporation and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Atlanta, Georgia
March 30, 2011

OCONEE FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets

Cash and cash equivalents, including reserve requirements of $25,000	$29,958,828	24,736,354

Investment securities available for sale	73,997,925	66,903,283
Restricted equity securities	556,300	556,300
Loans held for sale	311,000	-
Loans, net	159,454,155	176,340,490
Premises and equipment, net	5,928,381	6,312,968
Other real estate owned	5,435,735	6,915,161
Accrued interest receivable and other assets	3,726,104	3,534,444

	$279,368,428	285,299,000

Liabilities and Stockholders’ Equity

Deposits:
Demand	$27,796,070	28,957,212
Interest-bearing demand	60,008,808	55,249,265
Savings	42,491,364	37,746,943
Time	112,621,136	128,488,898

Total deposits	242,917,378	250,442,318

Securities sold under repurchase agreements	13,024,262	9,814,023
Accrued interest payable and other liabilities	491,886	357,046

Total liabilities	256,433,526	260,613,387

Stockholders’ equity:
Common stock, par value $2, authorized 1,500,000 shares, issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	17,226,068	18,301,063
Accumulated other comprehensive income (loss)	(334,128)	341,588

Total stockholders’ equity	22,934,902	24,685,613

	$279,368,428	285,299,000

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Operations

For the Years Ended December 31, 2010 and 2009

	2010	2009
Interest income:
Interest and fees on loans	$9,283,469	9,591,830
Interest on federal funds sold	-	931
Interest and dividends on securities:
U. S. government agencies	2,207,712	2,708,371
State, county and municipal	532,426	685,629
Other	157,167	134,339

Total interest income	12,180,774	13,121,100

Interest expense:
Interest-bearing demand deposits	237,404	462,688
Savings deposits	396,731	456,869
Time deposits	2,679,459	4,591,829
Other	330,026	368,341

Total interest expense	3,643,620	5,879,727

Net interest income	8,537,154	7,241,373

Provision for loan losses	3,370,000	2,140,000

Net interest income after provision for loan losses	5,167,154	5,101,373

Other income:
Service charges	1,000,613	1,295,341
Gain on sale of securities	499,804	250,720
Impairment loss on restricted equity securities	-	(100,429)
Mortgage origination fee income	153,471	365,893
Income on other real estate owned	230,899	583,609
Miscellaneous	1,030,968	866,710

Total other income	2,915,755	3,261,844

Other expenses:
Salaries and employee benefits	4,536,494	4,922,744
Occupancy	1,159,984	1,351,865
Other operating	4,414,250	4,358,146

Total other expenses	10,110,728	10,632,755

Loss before income tax benefit	(2,027,819)	(2,269,538)

Income tax benefit	(952,824)	(1,069,829)

Net loss	$(1,074,995)	(1,199,709)

Net loss per share	$(1.19)	(1.33)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2010 and 2009

	2010	2009

Net loss	$(1,074,995)	(1,199,709)

Other comprehensive income (loss), net of income taxes (benefit):
Unrealized gains (losses) on securities available for sale:

Holding gains (losses) arising during period, net of tax expense (benefit) of ($223,720) and $149,099	(365,638)	243,681
Reclassification adjustment for gains included in net loss, net of taxes of $189,726 and $95,173	(310,078)	(155,547)

Total other comprehensive income (loss)	(675,716)	88,134

Comprehensive loss	$(1,750,711)	(1,111,575)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2010 and 2009

		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2008	$1,799,630	4,243,332	19,500,772	253,454	25,797,188

Change in net unrealized gain (loss) on investment securities available for sale, net of tax	-	-	-	88,134	88,134

Net loss	-	-	(1,199,709)	-	(1,199,709)

Balance, December 31, 2009	1,799,630	4,243,332	18,301,063	341,588	24,685,613

Change in net unrealized gain (loss) on investment securities available for sale, net of tax	-	-	-	(675,716)	(675,716)

Net loss	-	-	(1,074,995)	-	(1,074,995)

Balance, December 31, 2010	$1,799,630	4,243,332	17,226,068	(334,128)	22,934,902

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(1,074,995)	(1,199,709)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation, amortization and accretion	545,691	615,582
Provision for loan losses	3,370,000	2,140,000
Provision for deferred taxes	1,048,687	94,357
Gains on sale of investment securities, net	(499,804)	(250,720)
Impairment loss on restricted equity securities	-	100,429
Loss on sale and disposal of fixed assets	355	3,660
Loss on other real estate	1,207,613	1,006,706
Change in:
Accrued interest receivable and other assets	(826,902)	1,996,442
Accrued interest payable and other liabilities	134,840	(509,891)
Mortgage loans originated and held for sale	(311,000)	1,638,561

Net cash provided by operating activities	3,594,485	5,635,417

Cash flows from investing activities:
Purchase of investment securities available for sale	(92,853,253)	(143,936,574)
Proceeds from calls and maturities of investment securities available for sale	68,352,216	144,251,462
Proceeds from sales of investment securities available for sale	16,759,008	12,937,169
Redemption of restricted equity securities	-	22,500
Net change in loans	12,208,266	6,177,128
Purchases of premises and equipment	(103,429)	(29,309)
Proceeds from sales of other real estate	1,899,607	851,152
Capital improvements on other real estate	(319,725)	-

Net cash provided by investing activities	5,942,690	20,273,528

Cash flows from financing activities:
Net change in deposits	(7,524,940)	(24,595,834)
Net change in securities sold under repurchase agreements	3,210,239	3,360,751

Net cash used by financing activities	(4,314,701)	(21,235,083)

Net increase in cash and cash equivalents	5,222,474	4,673,862

Cash and cash equivalents at beginning of year	24,736,354	20,062,492

Cash and cash equivalents at end of year	$29,958,828	24,736,354

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2010 and 2009

	2010	2009

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,798,664	6,049,373
Income taxes	$100,790	2,623,240

Noncash investing and financing activities:
Change in net unrealized gain on investment securities available for sale, net of tax	$(675,716)	88,134
Transfer of loans to other real estate	$3,253,176	7,177,958
Transfer of other real estate to loans	$(1,945,106)	(278,431)

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

On September 17, 2008, Putters, Inc. was incorporated as a 100% owned subsidiary of the Bank.  Putters, Inc. was formed as a real estate holding company for a residential subdivision that was foreclosed on by the bank subsequent to the incorporation of Putters, Inc.  On May 28, 2009, Putters, Inc.’s name was changed to Real Estate Holdings Georgia, Inc.  The subsidiary continues to be used as a real estate holding company to hold residential real estate on which the bank has foreclosed.

On December 18, 2008, Motel Holdings Georgia, Inc. was incorporated as a 100% owned subsidiary of the Bank.  Motel Holdings Georgia, Inc. was formed as a real estate holding company for a motel that was foreclosed on by the bank in January 2009.  The motel was an operating motel managed by an independent third party.  The motel was sold in May 2010.  The operations of the motel are included in our statements of operations from the date of foreclosure until the date of the sale.  The subsidiary is now inactive.

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

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.  Included in cash and due from banks is interest-bearing deposits at other banks of $26,609,413 and $20,675,256 at December 31, 2010 and 2009, respectively.

Investment Securities
The Company classifies its securities in one of two categories: available for sale, or held to maturity. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in held to maturity are classified as available for sale.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from operations and are reported as a separate component of stockholders’ equity until realized.   The Company recognizes other than temporary impairment (OTTI) loss in earnings only when the Company (1) intends to sell the debt security; (2) determines that it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security.   In all other situations, only the portion of the OTTI losses representing the credit loss is recognized in earnings, with the remaining portion being recognized in other comprehensive income (loss), net of deferred taxes.

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

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. At December 31, 2010, the carrying amount of mortgage loans held for sale approximates the market value. Loans held for sale consist of mortgage loans which have commitments to be sold to third party investors upon closing.

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

Impaired loans are measured for impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all principal and interest due according to the contractual terms of the loan will not be collected.  Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Accrual of interest is discontinued on a loan when management believes, after considering economic conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Interest previously accrued but not collected is reversed against current period earnings and interest is recognized on a cash basis when such loans are placed on non-accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Past due status is based on the contractual terms of the loan.

The allowance for loan losses is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes the uncollectibility of the principal is confirmed. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

 Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality and review of specific problem loans. The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are identified as impaired.  All loans greater than $500,000 are evaluated individually for impairment, while all other loans considered impaired are evaluated as a pool.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  Management uses an external loan review program to challenge and corroborate the internal grading system and provide additional analysis in determining the adequacy of the allowance and provisions for estimated loan losses.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

The following portfolio segments have been identified: Commercial, financial and agricultural, Real estate – mortgage, Real estate – commercial construction, and Consumer Loans. The risk characteristics of each of the identified portfolio segments are as follows:

Commercial, financial and agricultural - Borrowers may be subject to industry conditions including decreases in product demand; increasing material or other production costs that cannot be immediately recaptured in the sales or distribution cycle; interest rate increases that could have an adverse impact on profitability; non-payment of credit that has been extended under normal vendor terms for goods sold or services extended; interruption related to the importing or exporting of production materials or sold products.

Real Estate - Mortgage - Subject to adverse employment conditions in the local economy leading to increased default rate; decreased market values from oversupply in a geographic area; impact to borrowers’ ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

Real Estate – Commercial Construction- Subject to adverse various market conditions that cause a decrease in market value or lot sales volumes; the potential for environmental impairment from events occurring on subject or neighboring properties; obsolescence in location or function.

Consumer Loans - Subject to adverse employment conditions in the local economy which may lead to higher default rates; decreases in the value of underlying collateral.

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

Loss Per Share
Loss per common share is based on the weighted average number of common shares outstanding during the year while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Company had no potential common share equivalents outstanding during 2010 and 2009.  For each of those years, loss per share is calculated using the weighted average shares outstanding during the years of 899,815.

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

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted new accounting guidance related to U.S. GAAP (FASB Statement No. 166) which modifies certain guidance contained in the Transfers and Servicing topic of FASB ASC (FASB ASC 860).  This standard eliminates the concept of qualifying special purpose entities, providing guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets, and requires additional disclosures.  This guidance was effective for the Company as of December 31, 2010 and has not impacted the Company’s results of operations, financial position, or disclosures.

In July 2010, the Financial Accounting Standards Board (FASB) issued 2010-20 Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financial Receivables and the Allowance for Credit Losses.  This ASU amends the guidance in the FASB Accounting Standards Codification (Codification) to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  ASU 2010-18 has significantly increased the disclosures related to loans and the allowance for loan losses.

In January 2011, the FASB issued Accounting Standards Update No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”).  ASU No. 2011-01 temporarily delays the effective date of the disclosures surrounding troubled debt restructurings in Update 2010-20 for public companies.   The FASB is deliberating on what constitutes a troubled debt restructuring and will coordinate that guidance with the effective date of the new disclosures, which is anticipated to be effective for interim and annual periods ending after June 15, 2011.   It is not expected to have a material impact on the Company’s results of operations, financial position, or disclosures.

(2)	Regulatory Matters and Management's Plan of Action

Overall Summary of Results

The Company has incurred net losses from operations of $1.1 million and $1.2 million for the two years ended December 31, 2010 and 2009.  During the same periods the Company has reported net cash provided by operations of $3.6 million and $5.6 million.  During 2010 and 2009, management made strategic moves to address concerns raised by regulators including shrinking the Bank’s total assets and loans, as both have a direct impact on regulatory capital ratios.  At December 31, 2010 and 2009, the Bank meets the required levels of capital to be considered well capitalized under regulatory guidelines, however due to the regulatory order discussed below the Bank is considered adequately capitalized.

Regulatory Oversight

As reported to shareholders during the third quarter of 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Consent Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “DBF”), whereby the Bank consented to the issuance of an Order to Cease and Desist (the “Order”).  Among other things, the Order provides that, unless otherwise agreed by the FDIC and DBF:

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

As of December 31, 2010 and 2009, the Bank was in compliance with all directives of the Order.  Compliance with the consent order is monitored by a committee made up of members of the Board of Directors of the Company.  Failure to comply with the Order could result in further regulatory action and oversight.

Capital Adequacy

As of December 31, 2010, the Bank was considered "adequately capitalized" as defined by federal capital regulations.  Regulatory capital is a measure of a financial institution's soundness.  Note 13, Regulatory Matters, presents and discusses more fully the Bank's capital levels.

Asset Quality

The losses reported in 2010 and 2009 are primarily the result of significant provisions for loan losses, additional expenses related to foreclosed assets, reductions in interest income related to the increase in non-performing loans and an interest margin which has been impacted by the lowest interest rates in decades.  The provision for loan losses for the years ended December 31, 2010 and 2009 were $3.4 million and $2.1 million, respectively.  As of December 31, 2010 impaired loans were down $1.1 million, and net charge-offs were up $482,000 compared to the year ended December 31, 2009, while other real estate owned decreased by $1.5 million.  Impaired loans and foreclosed assets could likely impact future earnings through additional write-downs if the real estate market continues to decline as it has in 2009 and 2010.  Management continually evaluates these assets and recognizes losses as confirmed.

Liquidity

The Bank actively manages and monitors liquidity on a weekly basis.  At December 31, 2010 the Bank’s liquidity ratio was 20.2% which is adequate based on the Bank’s policy and acceptable by the regulators considering the lack of brokered deposits held by the Bank.  The Bank has been able to maintain a stable deposit base throughout 2010 and 2009, and management anticipates this to continue in 2011. The FDIC's changes to increase the amount of deposit insurance to $250,000 per deposit relationship and to provide unlimited deposit insurance for certain transaction accounts under the Temporary Liquidity Guarantee Program ("TLGP") have contributed to the Bank's stable deposit base.

As noted above, the Bank is in full compliance with the Order at December 31, 2010, and is actively working to maintain compliance with the order and returning to profitable operations.  However, if operating losses were to continue to occur, these events could have a material and adverse effect on the Company's results of operations and financial position.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)	Investment Securities

Investment securities available for sale at December 31, 2010 and 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2010:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)*	$27,857,120	$49,346	$(605,172)	$27,301,294
Corporate	1,614,815	-	(122,112)	1,492,703
Mortgage-backed:
GSE residential	33,097,012	714,320	(251,407)	33,559,925
State, county, municipal	11,967,547	95,890	(419,434)	11,644,003
Total debt securities	$74,536,494	$859,556	$(1,398,125)	$73,997,925

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)*	$28,989,082	$191,702	$(226,629)	$28,954,155
Corporate	1,617,611	-	(133,300)	1,484,311
Mortgage-backed:
GSE residential	24,522,979	800,214	(12,795)	25,310,398
State, county, municipal	11,223,018	124,977	(193,576)	11,154,419
Total debt securities	$66,352,690	$1,116,893	$(566,300)	$66,903,283

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2010 and 2009 are summarized as follows:

	Less Than Twelve Months		Over Twelve Months
Available for Sale Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
December 31, 2010:
Debt securities
GSEs	$605,172	$21,031,416	$-	$-	$605,172
Corporate bonds	29,112	585,703	93,000	907,000	122,112
Mortgage-backed securities:
GSE residential	251,407	18,506,462	-	-	251,407
State, county, municipal	276,853	5,231,891	142,581	1,096,329	419,434
Total debt securities	$1,162,544	$45,355,472	$235,581	$2,003,329	$1,398,125

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)	Investment Securities, continued

	Less Than Twelve Months		Over Twelve Months
Available for Sale Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
December 31, 2009:
Debt securities
GSEs	$226,629	$16,378,577	$-	$-	$226,629
Corporate bonds	-	-	133,300	1,484,311	133,300
Mortgage-backed securities:
GSE residential	39,291	5,861,084	-	-	39,291
State, county, municipal	71,729	2,117,963	95,351	1,178,181	167,080
Total debt securities	$337,649	$24,357,624	$228,651	$2,662,492	$566,300

The amortized cost and fair value of investment securities available for sale at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$-	-
Due from one to five years	1,315,140	1,222,608
Due from five to ten years	18,867,608	18,515,394
Due after ten years	21,256,734	20,699,998
Mortgage-backed securities	33,097,012	33,559,925

	$74,536,494	73,997,925

The proceeds from the sales and gross gains and gross losses realized by the Company from sales of investment securities for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009

Proceeds from sales	$16,664,008	12,937,169

Gross gains realized	$499,804	250,720
Gross losses realized	-	-

Net gain realized	$499,804	250,720

Securities with a carrying value of approximately $54,838,000 and $50,976,000 at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes as required by law.

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

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)       Investment Securities, continued

The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of December 31, 2010 and 2009 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers.  Included in the table above as of December 31, 2010 were 15 out of 28 securities issued by state and political subdivisions that contained unrealized losses, 25 of 31 securities issued by government sponsored agencies, 14 of 38 mortgage-backed securities, and 2 of 2 corporate bonds that contained unrealized losses.  The total aggregate depreciation from their cost basis at December 31, 2010 and 2009 was 2.9% and 2.1%, respectively.

GSE debt securities.  The unrealized losses on the twenty-five investments in GSEs were caused by interest rate increases.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Corporate bonds.  The Company’s unrealized losses on investments in two corporate bonds relates to investments in companies within the financial services sector.  The unrealized losses are primarily caused by recent decreases in profitability and profit forecasts by industry analysts.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

GSE residential mortgage-backed securities.  The unrealized losses on the Company’s investment in fourteen GSE mortgage-backed securities were caused by interest rate increases.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

State, county and municipal securities.  The unrealized losses on the Company’s investment in fifteen state and municipal securities are primarily caused by securities no longer being insured and/or ratings being withdrawn given the current economic environment, as well as changes in interest rates.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Restricted equity securities consist of the following:

	December 31,
	2010	2009
Federal Home Loan Bank Stock	$556,300	556,300

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)	Loans

Major classifications of loans at December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Commercial, financial and agricultural	$25,198,562	$28,392,933
Real estate – mortgage	115,667,560	114,252,957
Real estate – commercial construction	16,334,644	29,567,486
Real estate – consumer construction	-	801,464
Consumer	5,738,297	6,768,441

Total loans	162,939,063	179,783,281
Deferred fees and costs, net	42,659	54,501
Less allowance for loan losses	(3,527,567)	(3,497,292)
Net loans	$159,454,155	$176,340,490

The Bank grants loans and extensions of credit primarily to individuals and a variety of firms and corporations located in certain Georgia counties, primarily Oconee and Clarke counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market in the Bank’s primary market area.  Included in loans above are $29,108,310 of interest only loans at December 31, 2010.  These loans present greater risk to the Company, especially considering the continued decline in real estate values.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2010	2009
Balance at beginning of year	$3,497,292	$4,215,262
Provision for loan losses	3,370,000	2,140,000
Amounts charged off	(3,382,785)	(2,943,798)
Recoveries on amounts previously charged off	43,060	85,828

Balance at end of year	$3,527,567	$3,497,292

The following table presents the activity in the allowance for loan losses by portfolio segment as of December 31, 2010:

	Commercial, financial and agricultural	Real estate - mortgage	Real estate -commercial construction	Consumer
Balance at beginning of year	$972,410	$1,100,589	$1,282,977	$141,316
Provision for loan losses	303,707	(1,354)	3,141,635	(73,988)
Amounts charged off	(189,784)	(160,784)	(2,996,358)	(35,859)
Recoveries on amounts previously charged off	8,682	6,198	-	28,180
Balance at end of year	$1,095,015	$944,649	$1,428,254	$59,649

 OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)	Loans, continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2010:

	Commercial, financial and agricultural	Real estate - mortgage	Real estate -commercial construction	Consumer
Allowance for loan losses:

Ending balance attributable to loans:

Individually evaluated for impairment	$149,604	$-	$1,172,987	$-
Collectively evaluated for impairment	53,911	451,364	-	21,734

Total ending allowance balance	$203,515	$451,364	$1,172,987	$21,734

Loans:

Individually evaluated for impairment	$583,093	$1,670,256	$12,492,132	$-
Collectively evaluated for impairment	187,713	1,571,600	-	75,675

Total ending loan balance	$770,806	$3,241,856	$12,492,132	$75,675

Impaired loans at December 31, 2010 and 2009 were as follows:

	2010	2009
Year-end loans with no allocated allowance for loan losses	$4,503,896	7,199,192

Year-end loans with allocated allowance for loan losses	12,076,573	10,474,452

Total	$16,580,469	17,673,644

Amount of the allowance for loan losses allocated	$1,849,600	1,142,821

Average of individually impaired loans during year	$15,960,463	25,558,000

The Bank recognized interest income on the cash basis for loans that were impaired during the years ended December 31, 2010 and 2009 of $95,000 and $24,000, respectively.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)	Loans, continued

The following table presents loans individually evaluated for impairment by portfolio segment as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial, financial and agricultural	77,539	77,539	-
Real estate – mortgage	1,670,256	1,670,256	-
Real estate – commercial construction	2,730,055	2,533,712	-
Consumer	-	-	-

With an allowance recorded:

Commercial, financial and agricultural	693,267	693,267	203,515
Real estate – mortgage	1,571,600	1,571,600	451,364
Real estate – commercial construction	13,715,472	9,958,420	1,172,987
Consumer	75,675	75,675	21,734

This valuation allowance is included in the allowance for loan losses on the statements of condition.

The qualitative factors are determined based on the various risk characteristics of each loan class. Relevant risk characteristics are as follows:

Commercial, financial and agricultural loans – Loans in this class are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending will have an effect on the credit quality in this loan class.

Real Estate – Mortgage loans – Loans in this class include loans secured by residential real estate, both owner-occupied and rental residences, income-producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are generally located largely in our primary market area. Residential real estate loans are made based on the appraised value of the underlying collateral, in addition to the borrower’s ability to service the debt.  Adverse economic conditions may impact the borrower’s financial status and thus affect their ability to repay the debt.  In addition, the value of the collateral may be adversely affected by declining real estate values.  The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

Real Estate – Commercial Construction loans – Loans in this class primarily include land loans to local contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived from sale of the lots/ units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. Credit risk is affected by construction delays, cost overruns, and market conditions.

Consumer loans – Loans in this class may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan (such as automobile, mobile home, etc.). Therefore the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.

Nonaccrual loans and loans past due 90 days still on accrual at December 31, 2010 and 2009 are as follows:

	2010	2009
Loans past due 90 days still on accrual	$680,992	$-
Nonaccrual Loans	$16,358,081	$17,705,519

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)	Loans, continued

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by portfolio segment:

	30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Accruing Total Past Due	Nonaccrual	Loans Not Past Due
Commercial, financial and agricultural	$438,651	$-	$438,651	$2,268,453	$22,491,458
Real estate – mortgage	1,367,916	680,992	2,048,908	1,521,822	112,096,830
Real estate – commercial construction	-	-	-	12,492,131	3,842,513
Consumer	63,661	-	63,661	75,675	5,598,961
Total	$1,870,228	$680,992	$2,551,220	$16,358,081	$144,029,762

Troubled Debt Restructurings:

At December 31, 2010 and 2009, the Company identified $4,574,602 and $0, respectively as loans whose terms have been modified in troubled debt restructurings.  Of this total at December 31, 2010, $222,388 was performing according to the modified terms, while $4,352,214 was non-performing.  The Company has allocated $267,544 and $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009, respectively.  The Company has committed to lend no additional funds to customers with outstanding loans that are classified as troubled debt restructurings.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  All loans are analyzed at origination and assigned a risk category.  In addition, on an annual basis, management performs an analysis on loans with an outstanding balance greater than $1,000,000 and non-homogeneous loans, such as commercial and commercial real estate loans.  The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)	Loans, continued

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural	$23,831,124	$157,336	$1,210,102	$-
Real estate – mortgage	89,717,573	12,435,730	13,514,257	-
Real estate – commercial construction	-	1,992,743	15,127,039	-
Consumer	5,495,391	85,524	157,382	-
Total	$118,258,950	$14,671,333	$30,008,780	$-

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2010	2009
Balance at beginning of year	$3,497,292	4,215,262
Provision for loan losses	3,370,000	2,140,000
Amounts charged off	(3,382,785)	(2,943,798)
Recoveries on amounts previously charged off	43,060	85,828

Balance at end of year	$3,527,567	3,497,292

(5)	Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

	December 31,
	2010	2009
Land	$1,354,181	1,354,181
Buildings and improvements	6,036,065	5,947,419
Furniture and equipment	5,865,893	5,879,896
Leasehold improvements	115,673	115,673
	13,371,812	13,297,169
Less accumulated depreciation	7,443,431	6,984,201
	$5,928,381	6,312,968

Depreciation expense was $487,661 and $616,571 for the years ended December 31, 2010 and 2009, respectively.

Future minimum lease payments under current operating leases pertaining to banking premises at December 31, 2010, are as follows:

Years Ending December 31,
2011	$138,262
2012	140,874
2013	142,699
2014	144,560
2015	100,969
Thereafter	107,115

Total minimum lease payments	$774,479

Total rental expense for the years ended December 31, 2010 and 2009 was $156,557 and $162,336, respectively.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(6)	Other Real Estate

A summary of foreclosed assets are presented as follows:

	Years Ended December 31,
	2010	2009
Balance, beginning of year	$6,915,161	$1,781,905
Additions	3,253,175	7,177,958
Disposals	(1,899,607)	(851,152)
Charge-offs	(1,161,124)	(971,839)
Internally financed sales	(1,945,106)	(278,431)
Capitalized expenses	319,725	91,587
Gain (loss) on sale	(46,489)	(34,867)
Balance, end of year	$5,435,735	$6,915,161

As of December 31, 2010 and 2009 deferred gains on sales of foreclosed real estate of $0 and $40,000 are included in the balance sheet as a reduction of loans.

Expenses applicable to foreclosed assets include the following:

	Years Ended December 31,
	2010	2009
Net loss (gain) on sales and write-downs of real estate	$1,207,150	(34,867)
Provision for losses	-	-
Operating expenses, net of rental income	227,957	229,681
	$1,435,107	$194,814

(7)       Deposits

The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were approximately $49,794,000 and $52,535,000 at December 31, 2010 and 2009, respectively.  The Company had brokered time deposits at December 31, 2010 and 2009 of $0 and $9,397,000, respectively.

At December 31, 2010, the scheduled maturities of certificates of deposits are as follows:

2011	$74,402,216
2012	22,231,626
2013	2,583,942
2014	2,112,752
2015	11,290,600
$112,621,136

At December 31, 2010, the Bank had concentrations of deposits of approximately $18,087,000 and $12,214,000 with two customers.  These deposits are with a customer that has been a customer of the Bank for several years and is expected to remain with the Bank for the foreseeable future.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(8)	Income Taxes

The components of income tax benefit in the statements of operations are as follows:

	2010	2009
Current benefit	$95,863	(975,472)
Deferred	(1,048,687)	(94,357)
Total income tax benefit	$(952,824)	(1,069,829)

The differences between income tax benefit and the amount computed by applying the statutory federal income tax rate to losses before income benefit are as follows:

	2010	2009
Pretax loss at statutory rates	$(689,458)	(771,643)
Add (deduct):
Tax exempt interest income	(181,566)	(234,021)
Non-deductible interest expense	9,974	20,389
State taxes, net of federal effect	(149,963)	(197,018)
Other	58,189	112,464
	$(952,824)	(1,069,829)

The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset. The net deferred tax asset is a component of other assets at December 31, 2010 and 2009.

	2010	2009
Deferred income tax assets:
Allowance for loan losses	$666,158	769,403
Other real estate	521,717	224,045
Net operating losses	887,139	181,137
Unrealized gains on investment securities available for sale	204,441	-
Other	105,652	2,993
Total gross deferred income tax assets	2,385,107	1,177,578
Deferred income tax liabilities:
Unrealized gains on investment securities available for sale	-	(209,005)
Premises and equipment	(307,976)	(353,575)

Total gross deferred income tax liabilities	(307,976)	(562,580)
Net deferred income tax asset	$2,077,131	614,998

The Company incurred a net operating loss for Federal income tax purposes for 2010 of approximately $1,826,000, which is available to be carried forward to future years and, if not used, will expire in 2030.  The Company incurred a net operating loss for Georgia income tax purposes for 2010 of approximately $2,500,000, and this Georgia net operating loss is available to be carried forward to future years and, if not used, will expire in 2030.

The Company incurred a net operating loss for Georgia income tax purposes for 2009 of approximately $3,050,000.  This Georgia net operating loss is available to be carried forward to future years and, if not used, will expire in 2029.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(9)	Securities Sold Under Repurchase Agreements

 Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Securities sold under repurchase agreements at December 31, 2010 and 2009 were $13,024,262 and $9,814,023, respectively.

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

	December 31,
	2010	2009
Beginning balance	$4,068,016	6,958,101
New loans	451,168	2,747,985
Repayments	(604,412)	(1,178,978)
Change in related parties	-	(4,459,092)

Ending balance	$3,914,772	4,068,016

Deposits from related parties totaled approximately $6,063,000 and $5,794,000 as of December 31, 2010 and 2009, respectively.

(11)	Commitments and Contingencies

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

	Contractual Amount
	2010	2009
Financial instruments whose contract	(in thousands)
amounts represent credit risk:
Commitments to extend credit	$22,412	27,410
Standby letters of credit	$506	570

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

The Company had $5,000,000 available for the purchase of overnight federal funds from two correspondent financial institutions as of December 31, 2010 and 2009.

Contingencies
In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

(12)	Profit Sharing Plan

The Company has a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The total contributions by the Company for 2010 and 2009 were $0 and $71,764, respectively.  The Board of Directors suspended this plan indefinitely effective July 1, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2010 and 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables and also must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by federal banking regulators.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(13)	Regulatory Matters, continued

The capital ratios for the Company are essentially the same as those of the Bank. Therefore, only the Bank’s capital ratios are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital
(to Risk-Weighted Assets)	$25,443	14.2%	$14,335	8.0%	$17,919	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$23,187	12.9%	$7,168	4.0%	$10,751	6.0%
Tier 1 Capital
(to Average Assets)	$23,187	8.1%	$11,380	4.0%	$14,226	5.0%

As of December 31, 2009:
Total Capital
(to Risk-Weighted Assets)	$26,721	13.5%	$15,878	8.0%	$19,848	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$24,228	12.2%	$7,939	4.0%	$11,909	6.0%
Tier 1 Capital
(to Average Assets)	$24,228	8.3%	$11,709	4.0%	$14,637	5.0%

(14)	Stockholders’ Equity

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other working capital needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year’s net earnings, the ratio of equity capital to total assets, and other specific regulatory restrictions.  At December 31, 2010, no dividends could be declared without regulatory approval.

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

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures its impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

F-27

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

The tables below presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at December 31, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Securities	$73,998	$-	$69,051	$4,947
Loans held for sale	$311	$-	$311	$-

	Balance at December 31, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Securities	$66,903	$-	$65,989	$914

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the consolidated balance sheet using significant unobservable (Level 3) inputs for the years ended December 31, 2010 and 2009.

	2010	2009
	(In Thousands)
Securities
Beginning balance	$914	$982
Unrealized losses included in other comprehensive income (loss)	(7)	(68)
Purchases	4,040	-
	$4,947	$914

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value. The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at December 31, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Losses
Impaired loans	$9,505	$-	$-	$9,505	$2,638
Other real estate	2,669	-	-	2,669	1,058

	Balance at December 31, 2009
	(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Losses
Impaired loans	$11,900	$-	$-	$11,900	$1,661
Other real estate	4,356	-	-	4,356	566

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(15)	Fair Value Disclosures, continued

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents
For cash and due from banks, the carrying amount is a reasonable estimate of fair value.

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

The estimated fair values of the Company’s financial instruments as of December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:	(In thousands)
Cash and cash equivalents	$29,959	29,959	24,736	24,736
Investment securities	$73,998	73,998	66,903	66,903
Restricted equity securities	$556	556	556	556
Loans held for sale	$311	311	-	-
Loans, net	$159,454	159,216	176,340	174,696

Liabilities:
Deposits and securities sold under repurchase agreement	$255,942	255,964	260,256	260,651

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(16)	Other Operating Income and Expenses

Components of other operating income and expenses which are greater than 1% of interest income and other income are as follows:

	2010	2009
Other Income
Income and fees from ATM’s	$570,538	505,990
Commissions on investment services	$359,683	257,564
Other Expenses
FDIC insurance assessment expense	$836,115	906,445
Professional fees	$345,890	370,352
ATM process and settlement charges	$358,159	351,889
Other real estate expenses	$459,320	813,290

(17)	Oconee Financial Corporation (Parent Company Only) Financial Information

Balance Sheets
December 31, 2010 and 2009
	2010	2009
Assets
Cash	$15,437	70,519
Investment in subsidiary	22,853,425	24,569,959
Other assets	66,040	45,135

	$22,934,902	24,685,613
Liabilities and Stockholders’ Equity
Stockholders’ equity	$22,934,902	24,685,613

Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009

Other expenses	$55,082	$97,346

Loss before income tax benefit and equity in
undistributed loss of subsidiary	(55,082)	(97,346)

Income tax benefit	20,905	36,953

Loss before equity in undistributed loss
of subsidiary	(34,177)	(60,393)

Equity in undistributed loss of subsidiary	(1,040,818)	(1,139,316)

Net loss	$(1,074,995)	$(1,199,709)

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(17)	Oconee Financial Corporation (Parent Company Only) Financial Information, continued

    Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(1,074,995)	(1,199,709)
Adjustments to reconcile net loss
to net cash used in operating activities:
Equity in undistributed loss of subsidiary	1,040,818	1,139,316
Change in:
Other assets	(20,905)	(36,953)
Net cash used in operating activities	(55,082)	(97,346)

Change in cash	(55,082)	(97,346)
Cash at beginning of year	70,519	167,865
Cash at end of year	$15,437	70,519

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the issuer has duly caused this Report on Form 10–K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 31st day of  March, 2011.

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

Pursuant to the requirements of the Exchange Act, this Report on Form 10–K has been signed by the following persons in the capacities indicated on the 31st day of March, 2011.

Signature	Title

/s/ G. Robert Bishop	Director
G. Robert Bishop

/s/Jimmy L. Christopher	Director
Jimmy L. Christopher

/s/ Douglas D. Dickens	Chairman of the Board of Directors
Douglas D. Dickens

/s/ J. Albert Hale, Sr.	Director
J. Albert Hale, Sr.

/s/ B. Amrey Harden	President and Chief Executive Officer, Director
B. Amrey Harden

/s/ Henry C. Maxey	Director
Henry C. Maxey

/s/ Ann Breedlove Powers	Director
Ann Breedlove Powers

/s/ Steven A. Rogers	Vice President and Chief Financial Officer
Steven A. Rogers

/s/ Jerry K. Wages	Senior Executive Vice President, Corporate Secretary, and
Jerry K. Wages	Director

/s/ Virginia S. Wells	Vice Chairperson of the Board of Directors
Virginia S. Wells

/s/ Tom F. Wilson	Executive Vice President and Chief Loan Officer,
Tom F. Wilson	Director