Form 10-Q
period 2011-03-31
OCONEE FINANCIAL CORP
filed 2011-05-16
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to _____________

Commission File Number 000-25267

Oconee Financial Corporation
(Exact name of Registrant as specified in its Charter)

Georgia	58-2442250
(State or other jurisdiction of Company or organization)	(I.R.S. Employer Identification No.)

35 North Main Street Watkinsville, Georgia	30677
(Address of principal executive offices)	(Zip Code)

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
Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of May 14, 2011 was 899,815.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March 31, 2011 (unaudited)	December 31, 2010
Assets

Cash and due from banks, including reserve requirements of $25,000	$31,358,542	29,958,828

Investment securities available for sale	72,047,124	73,997,925
Restricted equity securities	556,300	556,300
Mortgage loans held for sale	127,500	311,000

Loans, net of allowance for loan losses of $4,001,389 and $3,527,567	155,639,919	159,454,155

Premises and equipment, net	5,836,798	5,928,381
Other real estate owned	5,588,547	5,435,735
Accrued interest receivable and other assets	3,644,487	3,726,104

Total assets	$274,799,217	279,368,428

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$30,699,624	27,796,070
Interest-bearing	208,860,667	215,121,308

Total deposits	239,560,291	242,917,378

Securities sold under repurchase agreements	11,611,408	13,024,262
Accrued interest payable and other liabilities	565,663	491,886

Total liabilities	251,737,362	256,433,526

Stockholders’ equity:
Common stock, $2 par value; authorized 1,500,000 shares; issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	17,210,556	17,226,068
Accumulated other comprehensive loss	(191,663)	(334,128)

Total stockholders’ equity	23,061,855	22,934,902

Total liabilities and stockholders’ equity	$274,799,217	279,368,428

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Interest Income:
Loans	$2,102,964	2,364,160
Investment securities:
Tax exempt	142,810	130,512
Taxable	506,420	635,415
Federal funds sold and other	13,938	8,487
Total interest income	2,766,132	3,138,574

Interest Expense:
Deposits	594,373	972,588
Other	59,448	72,031
Total interest expense	653,821	1,044,619

Net interest income	2,112,311	2,093,955

Provision for loan losses	500,000	200,000

Net interest income after provision for loan losses	1,612,311	1,893,955

Other Income:

Service charges on deposit accounts	188,597	275,913
Mortgage origination fees	19,312	4,406
Securities gains, net	23,139	-
Other operating income	296,064	421,231
Total other income	527,112	701,550

Other Expense:
Salaries and other personnel expense	1,086,435	1,155,784
Net occupancy and equipment expense	287,477	292,354
Other operating expense	790,745	805,985
Total other expense	2,164,657	2,254,123

Earnings (loss) before income taxes	(25,234)	341,382

Income taxes (benefit)	(9,722)	73,157

Net earnings (loss)	$(15,512)	268,225

Earnings (loss) per common share based on average outstanding shares of 899,815	$(0.02)	0.30

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Net earnings (loss)	$(15,512)	268,225

Other comprehensive gains (loss), net of tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax of $95,953 and $154,401	156,820	252,345

Reclassification adjustments for gains included in net earnings
(loss), net of tax of $8,784 and $0	(14,355)	-

Total other comprehensive income	142,465	252,345

Comprehensive income	$126,953	520,570

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(15,512)	$268,225
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	500,000	200,000
Depreciation, amortization and accretion	156,182	164,951
Gain on sales of securities	(23,139)	-
Loss (Gain) on other real estate owned	13,950	(34,540)
Change in assets and liabilities:
Interest receivable and other assets	(5,552)	140,762
Interest payable and other liabilities	73,777	325,496
Mortgage loans held for sale	183,500	(207,160)

Net cash provided by operating activities	883,206	857,734

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	718,700	-
Proceeds from calls, maturities, and paydowns of investment securities available for sale	3,038,430	6,550,284
Purchases of investment securities available for sale	(1,600,910)	(3,210,328)
Net change in loans	3,147,474	3,104,663
Purchases of premises and equipment	(17,245)	(28,539)
Capital improvements on other real estate	-	(42,756)
Proceeds from sales of other real estate	-	600,215

Net cash provided by investing activities	5,286,449	6,973,539

Cash flows from financing activities:
Net change in deposits	(3,357,087)	(10,319,279)
Net change in securities sold under repurchase agreements	(1,412,854)	420,731

Net cash used by financing activities	(4,769,941)	(9,898,548)

Net increase (decrease) in cash and cash equivalents	1,399,714	(2,067,275)

Cash and cash equivalents at beginning of period	29,958,828	24,736,354

Cash and cash equivalents at end of period	$31,358,542	$22,669,079

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Supplemental cash flow information:
Cash paid for interest	$686,521	$1,113,746

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$282,604	$2,383,130
Transfer of other real estate to loans	$115,842	-
Change in net unrealized gains on investment securities available for sale, net of tax	$142,465	$252,345

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

(1)           Basis of Presentation

The financial statements include the accounts of Oconee Financial Corporation (the “Company”) and its wholly-owned subsidiary, Oconee State Bank (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Operating results for the three–month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes included in the Company’s annual report included on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 10-K for the year ended December 31, 2010.

Many of the Company’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability.  The collectability of loans is reflected through the Company’s estimate of the allowance for loan losses.  The Company performs periodic detailed reviews of its loan portfolio in order to assess the adequacy of the allowance for loan losses in light of anticipated risks and loan losses.  In addition, investment securities available for sale and mortgage loans held for sale are reflected at their estimated fair value in the consolidated financial statements.  Such amounts are based on either quoted market prices or estimated values derived by the Company using dealer quotes or market comparisons.

(2)           Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period.

(3)           Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2011	2010

Balance at beginning of year	$3,527,567	3,497,292
Amounts charged off	(38,809)	(19,116)
Recoveries on amounts previously charged off	12,631	6,346
Provision for loan losses	500,000	200,000

Balance at March 31	$4,001,389	3,684,522

 (4)       Fair Value Measurements

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

Under FASB ASC (Financial Accounting Standards Board Accounting Standards Codification) Topic 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures its impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, and discounted cash flows less selling costs. Those impaired loans not requiring a specific reserve represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC Topic 820, impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate: Other real estate is adjusted to fair value upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral less selling costs. When the fair value of the collateral is based on an observable market price, the Company records the other real estate as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the other real estate as nonrecurring Level 3.

The tables below presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at March 31, 2011
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Securities	$72,047	$-	$71,173	$874
Loans held for sale	128	-	128	-

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the consolidated balance sheet using significant unobservable (Level 3) inputs for the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31, 2011	December 31, 2010
	(In Thousands)
Securities
Beginning balance	$4,947	$914
Reclassified to Level 2	(4,040)	-
Purchases	-	4,040
Unrealized losses included in other comprehensive income (loss)	(33)	(7)
	$874	$4,947

	Balance at December 31, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Securities	$73,998	$-	$69,051	$4,947
Loans held for sale	311	-	311	-

The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at March 31, 2011
	(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Losses
Impaired loans	$9,168	$-	$-	$9,168	$433
Other real estate	126	-	-	126	14

	Balance at December 31, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Losses
Impaired loans	$9,505	$-	$-	$9,505	$2,638
Other real estate	2,669	-	-	2,669	1,058

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

The estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:	(In thousands)		(In thousands)
Cash and cash equivalents	$31,359	31,359	29,959	29,959
Investment securities	$72,047	72,047	73,998	73,998
Restricted equity securities	$556	556	556	556
Loans held for sale	$128	128	311	311
Loans, net	$155,640	154,491	159,454	159,216

Liabilities:
Deposits and securities sold under
repurchase agreement	$251,172	251,171	255,942	255,964

(5)       Investments
Investment securities available for sale at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government-sponsored enterprises (GSEs)*	$26,854,173	77,930	(569,491)	26,362,612
State, county and municipal	12,319,515	110,262	(230,190)	12,199,587
Mortgage-backed securities – GSE residential	31,568,128	651,448	(222,935)	31,996,641
Corporate bonds	1,614,242	242	(126,200)	1,488,284

Total	$72,356,058	839,882	(1,148,816)	72,047,124

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government-sponsored enterprises (GSEs)*	$27,857,120	49,346	(605,172)	27,301,294
State, county and municipal	11,967,547	95,890	(419,434)	11,644,003
Mortgage-backed securities – GSE residential	33,097,012	714,320	(251,407)	33,559,925
Corporate bonds	1,614,815	-	(122,112)	1,492,703

Total	$74,536,494	859,556	(1,398,125)	73,997,925

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Company, and Federal Home Loan Banks.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011
	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses

GSEs	$19,416,769	569,491	-	-	569,491
State, county and municipal	4,562,733	140,046	1,148,849	90,144	230,190
Mortgage-backed securities	19,735,288	222,935	-	-	222,935
Corporate bonds	-	-	873,800	126,200	126,200

	$43,714,790	932,472	2,022,649	216,344	1,148,816

	December 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses

GSEs	$21,031,416	605,172	-	-	605,172
State, county and municipal	5,231,891	276,853	1,096,329	142,581	419,434
Mortgage-backed securities	18,506,462	251,407	-	-	251,407
Corporate bonds	585,703	29,112	907,000	93,000	122,112

	$45,355,472	1,162,544	2,003,329	235,581	1,398,125

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of March 31, 2011 and December 31, 2010 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers. Included in the table above as of March 31, 2011 were 12 out of 28 securities issued by state and political subdivisions that contained unrealized losses, 23 of 30 securities issued by government sponsored agencies, 15 of 38 mortgage-backed securities, and  1 of 2 corporate bonds that contained unrealized losses.

GSE debt securities.  The unrealized losses on the twenty-three investments in GSEs were caused by interest rate increases.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Corporate bonds.  The Company’s unrealized losses on investments in one corporate bond relates to investments in companies within the financial services sector.  The unrealized losses are primarily caused by recent decreases in profitability and profit forecasts by industry analysts.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

GSE residential mortgage-backed securities.  The unrealized losses on the Company’s investment in fifteen GSE mortgage-backed securities were caused by interest rate increases.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

State, county and municipal securities.  The unrealized losses on the Company’s investment in twelve state and municipal securities are primarily caused by securities no longer being insured and/or ratings being withdrawn given the current economic environment, as well as changes in interest rates.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

The amortized cost and fair value of investment securities available for sale at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$-	-
Due from one to five years	1,315,127	1,189,436
Due from five to ten years	18,718,496	18,437,660
Due after ten years	20,754,307	20,423,387
Mortgage-backed securities	31,568,128	31,996,641

	$72,356,058	72,047,124

The proceeds from the sales and gross gains and gross losses realized by the Company from sales of  investment securities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2011	2010

Proceeds from sales	$718,700	-

Gross gains realized	$23,139	-
Gross losses realized	-	-

Net gain realized	$23,139	-

(6)       Loans

Major classifications of loans at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010

Commercial, financial and agricultural	$23,756,437	$25,198,562
Real estate – mortgage	113,240,496	115,667,560
Real estate –construction	16,859,431	16,334,644
Consumer	5,738,967	5,738,297

Total loans	159,595,331	162,939,063
Deferred fees and costs, net	45,977	42,659
Less allowance for loan losses	(4,001,389)	(3,527,567)
Net loans	$155,639,919	$159,454,155

The Bank grants loans and extensions of credit primarily to individuals and a variety of firms and companies located in certain Georgia counties, primarily Oconee and Clarke counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market in the Bank’s primary market area.

The following table presents the activity in the allowance for loan losses by portfolio segment as of March 31, 2011:

	Commercial, financial and agricultural	Real estate - mortgage	Real estate - commercial construction	Consumer
Balance at beginning of year	$1,095,015	$944,649	$1,428,254	$59,649
Provision for loan losses	(23,447)	258,625	271,136	(6,314)
Amounts charged off	(34,942)	-	(743)	(3,124)
Recoveries on amounts previously charged off	1,250	5,500	-	5,881
Balance at end of year	$1,037,876	$1,208,774	$1,698,647	$56,092

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2011 and December 31, 2010:

As of March 31, 2011:
	Commercial, financial and agricultural	Real estate - mortgage	Real estate - commercial construction	Consumer
Allowance for loan losses:

Ending balance attributable to loans:

Individually evaluated for impairment	$261,804	$233,769	$1,256,095	$-
Collectively evaluated for impairment	7,795	395,104	-	19,158

Total ending allowance balance	$269,599	$628,873	$1,256,095	$19,158

Loans:

Individually evaluated for impairment	$989,190	$2,304,994	$12,202,421	$-
Collectively evaluated for impairment	28,072	1,422,772	-	68,987

Total ending loan balance	$1,017,262	$3,727,766	$12,202,421	$68,987

As of December 31, 2010:
	Commercial, financial and agricultural	Real estate - mortgage	Real estate - commercial construction	Consumer
Allowance for loan losses:

Ending balance attributable to loans:

Individually evaluated for impairment	$149,604	$-	$1,172,987	$-
Collectively evaluated for impairment	53,911	451,364	-	21,734

Total ending allowance balance	$203,515	$451,364	$1,172,987	$21,734

Loans:

Individually evaluated for impairment	$583,093	$1,670,256	$12,492,132	$-
Collectively evaluated for impairment	187,713	1,571,600	-	75,675

Total ending loan balance	$770,806	$3,241,856	$12,492,132	$75,675

Impaired loans at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Loans with no allocated allowance for loan losses	$5,431,655	4,503,896

Loans with allocated allowance for loan losses	11,584,781	12,076,573

Total	$17,016,436	16,580,469

Amount of the allowance for loan losses allocated	$2,173,725	1,849,600

Average of individually impaired loans during year	$16,700,985	15,960,463

The following table presents loans individually evaluated for impairment by portfolio segment as of March 31, 2011 and December 31, 2010:

As of March 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losse Allocated

With no related allowance recorded:
Commercial, financial and agricultural	483,636	483,636	-
Real estate – mortgage	1,761,163	1,761,163	-
Real estate – commercial construction	3,765,046	3,186,856	-
Consumer	-	-	-

With an allowance recorded:

Commercial, financial and agricultural	533,626	533,626	269,599
Real estate – mortgage	1,966,603	1,966,603	628,873
Real estate – commercial construction	11,969,904	9,015,565	1,265,095
Consumer	68,987	68,987	19,158

As of December 31, 2010:
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Loss Allocated

With no related allowance recorded:
Commercial, financial and agricultural	77,539	77,539	-
Real estate – mortgage	1,670,256	1,670,256	-
Real estate – commercial construction	2,730,055	2,533,712	-
Consumer	-	-	-

With an allowance recorded:

Commercial, financial and agricultural	693,267	693,267	203,515
Real estate – mortgage	1,571,600	1,571,600	451,364
Real estate – commercial construction	13,715,472	9,958,420	1,172,987
Consumer	75,675	75,675	21,734

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

Nonaccrual loans and loans past due 90 days still on accrual at March 31, 2011, December 31, 2010, and March 31, 2010 are as follows:

	March 31, 2011	December 31, 2010	March 31, 2010
Loans past due 90 days still on accrual	$40,530	$680,992	$263
Nonaccrual Loans	$16,794,047	$16,358,081	$16,576,582

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by portfolio segment:

As of March 31, 2011:
	30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Accruing Total Past Due	Nonaccrual	Loans Not Past Due
Commercial, financial and agricultural	$243,346	$-	$243,346	$1,141,077	$22,372,014
Real estate – mortgage	3,719,149	34,223	3,753,372	3,381,563	106,105,561
Real estate – commercial construction	463,200	-	463,200	12,202,420	4,193,811
Consumer	126,503	6,307	132,810	68,987	5,537,170
Total	$4,552,198	$40,530	$4,592,728	$16,794,047	$138,208,556

As of December 31, 2010:
	30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Accruing Total Past Due	Nonaccrual	Loans No Past Due
Commercial, financial and agricultural	$438,651	$-	$438,651	$2,268,453	$22,491,458
Real estate – mortgage	1,367,916	680,992	2,048,908	1,521,822	112,096,830
Real estate – commercial construction	-	-	-	12,492,131	3,842,513
Consumer	63,661	-	63,661	75,675	5,598,961
Total	$1,870,228	$680,992	$2,551,220	$16,358,081	$144,029,762

Troubled Debt Restructurings:

At March 31, 2011 and December 31, 2010, the Company identified $5,369,602 and $4,574,602, respectively as loans whose terms have been modified in troubled debt restructurings.  Of this total at March 31, 2011, all of the troubled debt restructurings were considered non-performing.  The Company has allocated $613,482 and $267,544 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010, respectively.  The Company has committed to lend no additional funds to customers with outstanding loans that are classified as troubled debt restructurings.

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

As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of March 31, 2011:
	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural	$22,909,736	$212,644	$634,057	$-
Real estate – mortgage	88,824,417	16,581,121	7,834,958	-
Real estate – commercial construction	-	2,091,374	14,768,057	-
Consumer	5,550,974	40,387	147,606	-
Total	$117,285,127	$18,925,526	$23,384,678	$-

As of December 31, 2010:
	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural	$23,831,124	$157,336	$1,210,102	$-
Real estate – mortgage	89,717,573	12,435,730	13,514,257	-
Real estate – commercial construction	-	1,992,743	15,127,039	-
Consumer	5,495,391	85,524	157,382	-
Total	$118,258,950	$14,671,333	$30,008,780	$-

(7)      Accounting Standards Updates

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU No. 2011-02”).  ASU No. 2011-02 requires a creditor to separately conclude that 1.) the restructuring constitutes a concession and 2.) the debtor is experiencing financial difficulties in order for a modification to be considered a troubled debt restructuring (“TDR”).  The guidance was issued to provide clarification and to address diversity in practice in identifying TDR’s.  It is effective for the Bank in the third quarter of 2011 and will be applied retrospectively to the beginning of the year.  Although evaluation of the impact is not complete, it is not expected to have a material impact on the Bank’s results of operations, financial position, or disclosures.

In April 2011, the FASB issued Accounting Standards Update No. 2011-03, Reconsideration of Effective Control in Repurchase Agreements (“ASU No. 2011-03”).  ASU No. 2011-03 removes from the assessment of effective control the criterion related to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  In addition, this guidance also eliminates the requirement to demonstrate that a transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  It is effective for the Bank for the first quarter of 2012, and is not expected to have a material impact on the Bank’s results of operations, financial position, or disclosures.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risk and uncertainties.  Although the Company believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulations and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers, all of which are difficult to predict and which may be beyond the control of the Company.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

Like many financial institutions across the United States, the Company’s operations have been negatively affected by the current economic crisis.  The recession has reduced liquidity and credit quality within the banking system and the labor, capital and real estate markets.  Dramatic declines in the housing market have negatively affected the credit performance of our residential construction and development loans.  The economic recession has also lowered commercial and residential real estate values and substantially reduced general business activity and investment.  Combined, the deterioration in the residential and the commercial real estate markets has materially increased our level of nonperforming assets and charge-offs of problem loans over the past two years.  The Bank has seen a slight improvement in its level of nonperforming assets during the first three months of 2011 and will continue to manage these assets aggressively in order to further reduce levels going forward.  These market conditions and the tightening of credit have led to increased delinquencies in our loan portfolio, increased market volatility, added pressure on our capital, a lower net  interest margin and net losses in the prior two years.

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

On August 18, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Consent Agreement”) with the Federal Deposit Insurance Company (the “FDIC”) and the Georgia Department of Banking and Finance (the “GDBF”), whereby the Bank consented to the issuance of an Order to Cease and Desist (the “Order”).

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

The provisions of the Order will remain effective until modified, terminated, suspended or set aside by the FDIC.  The primary focuses continue to be reducing classified and non-performing assets, maintaining adequate levels of capital and returning the Bank to profitable operating levels.  As of March 31, 2011, the Bank was in full compliance with the Order.

Balance Sheet Review

Total assets at March 31, 2011 were $274,799,000, representing a $4,569,000 (1.64%) decrease from December 31, 2010.  Investment securities decreased $1,951,000 as compared to December 31, 2010.  Loans decreased $3,341,000 (2.05%) at March 31, 2011 as compared to December 31, 2010, primarily due to loan pay-downs.  Deposits decreased $3,357,000 (1.38%) from December 31, 2010.  The decrease in deposits is primarily attributable to decreases in interest-bearing checking accounts of $5,319,000 and time deposits of $4,729,000 as compared to December 31, 2010 balances, offset by an increase in non-interest bearing checking accounts of $2,904,000, money market accounts of $2,124,000 and savings account balances of $1,664,000.  Securities sold under repurchase agreements decreased $1,413,000 at March 31, 2011 as compared to December 31, 2010.  The allowance for loan losses at March 31, 2011 was $4,001,000, compared to the December 31, 2010 balance of $3,528,000, representing 2.51% of total loans at March 31, 2011, compared to 2.16% of total loans at December 31, 2010. Cash and cash equivalents increased $1,400,000 from December 31, 2010.  Total stockholders’ equity at March 31, 2011 of $23,062,000 increased $127,000 (0.55%) from December 31, 2010.

The following table presents a summary of the Bank’s loan portfolio by loan type at March 31, 2011 and December 31, 2010 (dollars are in thousands).

	March 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Commercial, financial and agricultural	$23,756	14.9%	$25,199	15.5%
Real estate – mortgage	113,241	71.0%	115,667	71.0%
Real estate –construction	16,859	10.5%	16,335	10.0%
Consumer	5,739	3.6%	5,738	3.5%
Total loans	$159,595	100.0%	$162,939	100.0%

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $22,434,000 at March 31, 2011, representing a decrease of $52,000 (0.23%) from December 31, 2010.  This decrease is attributable to a decrease of $640,000 in accruing loans 90 days or more past due, offset by increases of $436,000 in non-accrual loans and $153,000 in other real estate owned.  Total nonperforming assets were 14.05% of total loans at March 31, 2011, compared to 13.80% at December 31, 2010.  Nonperforming assets represented 8.16% of total assets at March 31, 2011, compared to 8.05% of total assets at December 31, 2010. Nonaccrual loans represented 10.52% of total loans outstanding at March 31, 2011, compared to 10.04% of total loans outstanding at December 31, 2010.  The Bank continues to focus on reducing nonperforming assets and this will be a major strategic objective going forward.  There were no related party loans which were considered to be nonperforming at March 31, 2011.  A summary of non-performing assets at March 31, 2011, December 31, 2010 and March 31, 2010 is presented in the following table (dollars are in thousands).

	March 31, 2011	December 31, 2010	March 31, 2010
Other real estate owned	$5,589	5,436	8,775
Repossessions	10	10	-
Non-accrual loans	16,794	16,358	16,577
Accruing loans 90 days or more past due	41	681	-
	$22,434	22,485	25,352

The table below details the changes in other real estate owned for the three months ending March 31, 2011 and 2010 (dollars are in thousands).

	2011	2010
Balance at January 1	$5,436	6,915
Transfer from loans to other real estate	283	2,383
Capital Improvements on other real estate	-	43
External and internal sales of other real estate	(116)	-
Net write-downs and loss on sales	(14)	(566)
Balance at March 31	$5,589	8,775

During the first quarter 2009, the Bank formed Motel Holdings Georgia, Inc., a subsidiary Company for the purpose of holding a motel that was foreclosed upon by the Bank in January 2009.  This subsidiary was set up to limit the Bank’s liability on the operations of the motel and to make a more clear separation of the income and expenses relating to the motel and the Bank’s ordinary lines of business.  The Bank contracted with an independent hospitality management company to operate the motel while the Bank marketed the motel for sale.  During the second quarter of 2010, the Bank sold the motel and recognized a loss on the sale of $204,000.  Upon the sale of the motel, Motel Holdings Georgia became inactive and remains inactive as of March 31, 2011.

At March 31, 2011, the Company had loan concentrations in the housing industry and in the hotel and motel industry. Total commitment amounts for hotel and motel loans were $21,008,000 at March 31, 2011, of which the full amount was funded and outstanding.  The Company’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.

As of March 31, 2011, the Company had total commitments for construction and development loans of $15,308,000, of which $12,994,000 was funded and outstanding.  The local housing industry has slowed considerably over the past 18 to 24 months, as has occurred at the state and national level.  New loan requests have been down as compared to prior periods due to this slowdown.  The immediate challenge for the Bank is to finance builders and developers with the financial strength to deal with the current weaker demand, while working with financially weaker builders in an attempt to help them work through this economic downturn.

Results of Operations

Net interest income increased $18,000 (0.86%) in the first three months of 2011 compared to the same period for 2010 as a result of an increase in the interest rate spread.  The Bank’s net interest margin for the first three months of 2011 was 3.32%, compared to 3.28% for the same time period during 2010.  Yield on interest earning assets, including nonaccrual loans, for the three-month period ending March 31, 2011 was 4.35%, compared to 4.92% for the three-month period ending March 31, 2010.  Average rate paid on interest bearing liabilities was 1.19% for the three months ending March 31, 2011, compared to 1.89% for the same period during 2010.  The reduction in the average rate paid on interest bearing liabilities is a result of a lower interest rate environment in 2011 and a reduction of $14,969,000 in average time deposits during the first three months of 2011 as compared to the same time period in 2010.

Interest income for the first three months of 2011 was $2,766,000, representing a decrease of $373,000 (11.88%) as compared to the same period in 2010.  Interest expense for the first three months of 2011 decreased $391,000 (37.42%) compared to the same period in 2010.  The decrease in interest income during the first three months of 2011 compared to the same period in 2010 is primarily attributable to a lower average level of outstanding loans in 2011 as compared to 2010.  Year-to-date average loans were $17,573,000 lower during the first three months of 2011 as compared to 2010.  Loan demand continues to be weak in the Bank’s market and loan pay-offs have exceeded production of new loans.  The decrease in average loans was offset by increases in average investment securities of $9,575,000 and an increase in interest-earning due from bank accounts of $7,466,000. The decrease in interest expense is primarily attributable to a lower interest rate market and a decrease in interest-bearing deposits of $4,419,000 during the first three months of 2011 as compared to the same time period for 2010.  The reduction in interest-bearing liabilities is primarily due to decreases in average time deposits of $14,969,000, offset by increases in average interest-bearing demand deposits of $5,524,000 and average savings deposits of $5,026,000.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the three months ended March 31, 2011, the provision for loan losses was $500,000, compared to $200,000 for the same period in 2010. The provision for loan losses increased in 2011 as compared to 2010 as a result of a higher level of historic charge-offs at March 31, 2011 as compared to March 31, 2010.  The historic charge-offs are primarily tied to the construction and real estate development industry, which has continued to experience a prolonged downturn throughout 2010 and the first three months of 2011.  The historic charge-offs are part of the calculation used to determine the adequacy of the loan loss reserve.  The nature of the process by which the Company determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

The following table summarizes information concerning the allowance for loan losses for the three-month periods ended March 31, 2011 and 2010.  Dollar amounts are in thousands.

	Three Months Ending
	March 31,
	2011	2010

Balance at beginning of period	$3,528	$3,497
Charges-offs:
Commercial, financial and agricultural	35	-
Installment	3	-
Real Estate	1	19
Total charge-offs	39	19
Recoveries:
Commercial, financial and agricultural	1	2
Installment	5	-
Real Estate	6	5
Total recoveries	12	7
Net charge-offs	27	12
Provisions charged to operations	500	200
Balance at end of period	$4,001	$3,685
Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.01%

Other income for the first three months of 2011 decreased $175,000 (24.93%) compared to the first three months of 2010. This decrease is primarily attributable to decreases of $132,000 in income on other real estate owned and $84,000 decrease in non-sufficient funds service charges, offset by increases of $23,000 in gains on sales of investment securities, $20,000 in ATM fees and $15,000 in mortgage banking income.

The primary source of the Bank’s income on other real estate owned during 2010 was revenue generated by the operation of a motel that the Bank foreclosed on in February of 2009.  The motel was owned by Motel Holdings Georgia, Inc., a wholly-owned subsidiary of the Bank, and is operated through a management contract with a hospitality company.  The revenues and expenses from the motel operations are consolidated with the Bank operations for purposes of financial statement disclosure.  During the second quarter of 2010, the Bank sold the motel and recognized a loss of $204,000 on the sale.

Other expenses for the first three months of 2011 decreased $89,000 (3.95%) compared to the first three months in 2010. The decrease is attributable to a decrease in expenses on other real estate owned of $162,000 and decrease in salaries and employee benefits expense of $69,000, offset by an increase in non-loan related charge-offs and forgeries of $85,000.

The reduction in expenses on other real estate owned is due to the sale of the motel mentioned previously.  The reduction in salaries and benefits expense is primarily due the Bank having fewer employees in 2011 as compared to 2010.  This reduction in employees is due to attrition of the Bank’s work force.  As employees have left the Bank over the past year, management has evaluated the ability of the Bank to continue normal operations without replacing the departed employees.  As a result, the Bank has reduced its full-time equivalent employees from 87 full-time equivalent employees at January 1, 2010 to 81.5 full-time equivalent employees at March 31, 2011.

The increase in non-loan related charge-offs and forgeries in the first three months of 2011 is primarily due to a significant increase in debit card disputes due to compromised debit cards.  The Bank experienced $78,000 in debit card losses during the first three months of 2011, compared to losses of $2,900 during the same time period in 2010.

For the three months ended March 31, 2011, the Bank showed an income tax expense benefit of $10,000.

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

At March 31, 2011, the difference between the Bank’s liabilities and assets repricing or maturing within one year, after applying the betas, was $27,000,000, indicating that the Bank was asset sensitive.  Due to a large percentage of the Bank’s floating rate loans being currently priced at floor rates, meaning that the loans will not reprice in a falling rate environment, rate shock data show that the Bank’s net interest income would increase $273,000 on an annual basis if rates increased 100 basis points, and would increase $111,000 on an annual basis if rates decreased 100 basis points.

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

Liquidity

The Company must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds.  To meet these obligations, the Company keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments.  Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs.  It is the policy of the Company to monitor its liquidity to meet regulatory requirements and its local funding requirements.

The Company monitors its liquidity position weekly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Company’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Company’s deposit liabilities.  At March 31, 2011, the Company’s liquidity ratio was 20.2%.  This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Company maintains relationships with correspondent banks that can provide it with funds on short notice, if needed through secured lines of credit and securities repurchase agreements.  Additional liquidity is provided to the Company through available Federal Home Loan Bank advances, none of which were outstanding at March 31, 2011.

During the first three months of 2011, cash and cash equivalents increased $1,400,000 to a total of $31,359,000 at March 31, 2011.  Cash inflows from operations totaled $883,000 during the first three months of 2011, while outflows from financing activities totaled $4,770,000, comprised of net decreases of $3,357,000 in deposits and net decreases in securities sold under repurchase agreements of $1,413,000.

Investing activities provided $5,286,000 of cash and cash equivalents, consisting primarily of proceeds from calls, maturities and paydowns of investment securities of $3,038,000, net decreases in loans of $3,032,000 and proceeds from the sales of investment securities of $719,000, offset by purchases of investment securities of $1,601,000.  At March 31, 2011, the Bank had $72,047,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of the involvement of the Company in particular classes of financial instruments.  At March 31, 2011, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $19,229,000 and $506,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at March 31, 2011 and December 31, 2010, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Company are essentially the same as those of the Bank at March 31, 2011 and December 31, 2010 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios	March 31, 2011	December 31, 2010

Tier 1 Capital, Actual	13.2%	12.9%
Tier 1 Capital minimum requirement	4.0%	4.0%

Excess	9.2%	8.9%

Total Capital, Actual	14.5%	14.2%
Total Capital minimum requirement	8.0%	8.0%

Excess	6.5%	6.2%

Leverage Ratio

Tier 1 Capital to adjusted total assets	8.4%	8.1%
Minimum leverage requirement	4.0%	4.0%

Excess	4.4%	4.1%

Item 3.    Qualitative and Quantitative Disclosures about Market Risk.

Not applicable because the registrant is a smaller reporting company.

Item 4T.  Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of March 31, 2011.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 5.  Other Information

None

Item 6.    Exhibits

(a)	Exhibits
	10.1	Order to Cease and Desist, dated August 18, 2009, and Stipulation and Consent thereto.
	31.1	Certification by B. Amrey Harden, CEO and President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by Steven A. Rogers, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Oconee Financial Corporation

By:    /s/ B. Amrey Harden
       B. Amrey Harden, President and CEO
       (Principal Executive Officer)

Date:    May 16, 2011

By:   /s/ Steven A. Rogers
       Steven A. Rogers, Vice President and CFO
       (Principal Financial Officer)

Date:    May 16, 2011