Form 10-Q
period 2011-06-30
OCONEE FINANCIAL CORP
filed 2011-08-10
CIK 1076691

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.      Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer: ☐	Accelerated filer: ☐

Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of August 10, 2011 was 899,815.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	June 30, 2011 (unaudited)	December 31, 2010
Assets

Cash and due from banks, including reserve requirements of $25,000	$22,951,187	29,958,828

Investment securities available for sale	79,470,545	73,997,925
Restricted equity securities	509,200	556,300
Mortgage loans held for sale	80,000	311,000

Loans, net of allowance for loan losses of $4,489,641 and $3,527,567	150,439,112	159,454,155

Premises and equipment, net	5,756,195	5,928,381
Other real estate owned	6,236,917	5,435,735
Accrued interest receivable and other assets	3,696,971	3,726,104

Total assets	$269,140,127	279,368,428

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$29,722,964	27,796,070
Interest-bearing	209,962,153	215,121,308

Total deposits	239,685,117	242,917,378

Securities sold under repurchase agreements	5,612,789	13,024,262
Accrued interest payable and other liabilities	542,786	491,886

Total liabilities	245,840,692	256,433,526

Stockholders’ equity:
Common stock, $2 par value; authorized 1,500,000 shares; issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	16,717,013	17,226,068
Accumulated other comprehensive income (loss)	539,460	(334,128)

Total stockholders’ equity	23,299,435	22,934,902

Total liabilities and stockholders’ equity	$269,140,127	279,368,428

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
For the Three Months and the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Interest Income:
Loans	$1,994,507	2,424,461	$4,097,471	4,788,621
Investment securities:
Tax exempt	149,708	128,239	292,518	258,751
Taxable	560,531	649,921	1,066,951	1,285,336
Federal funds sold and other	13,920	10,492	27,858	18,979
Total interest income	2,718,666	3,213,113	5,484,798	6,351,687

Interest Expense:
Deposits	531,687	834,295	1,126,060	1,806,883
Other	30,880	77,070	90,328	149,101
Total interest expense	562,567	911,365	1,216,388	1,955,984

Net interest income	2,156,099	2,301,748	4,268,410	4,395,703

Provision for loan losses	1,300,000	1,220,000	1,800,000	1,420,000

Net interest income after provision for loan losses	856,099	1,081,748	2,468,410	2,975,703

Other Income:

Service charges on deposit accounts	203,598	261,284	392,195	537,197
Mortgage origination fees	10,855	42,961	30,167	47,367
Securities gains, net	79,782	250,461	102,921	250,461
Income on other real estate owned	800	85,969	6,500	224,107
Other operating income	290,828	264,669	581,192	547,762
Total other income	585,863	905,344	1,112,975	1,606,894

Other Expense:
Salaries and other personnel expense	1,135,777	1,144,464	2,222,212	2,300,248
Net occupancy and equipment expense	263,251	310,067	550,728	602,421
Net write-downs and loss on sales of other real estate owned	39,894	67,559	53,844	33,019
Other operating expense	824,843	807,980	1,601,638	1,648,505
Total other expense	2,263,765	2,330,070	4,428,422	4,584,193

Loss before income tax benefit	(821,803)	(342,978)	(847,037)	(1,596)

Income tax benefit	(328,260)	(198,486)	(337,982)	(125,329)

Net earnings (loss)	$(493,543)	(144,492)	$(509,055)	123,733

Earnings (loss) per common share based on average outstanding shares of 899,815	$(0.55)	(0.16)	$(0.57)	0.14

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010

Net earnings (loss)	$(493,543)	(144,492)	$(509,055)	123,733

Other comprehensive gains, net of tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax of $477,633, $252,591, $573,567, and $406,991	780,620	412,822	937,440	665,167

Reclassification adjustments for gains included in net Earnings (Loss), net of tax of $30,285, $95,075, $39,069, and $95,075	(49,497)	(155,386)	(63,852)	(155,386)

Total other comprehensive income	731,123	257,436	873,588	509,781

Comprehensive income	$237,580	112,944	$364,533	633,514

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(509,055)	$123,733
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	1,800,000	1,420,000
Depreciation, amortization and accretion	289,412	256,395
Loss on sales and disposals of fixed assets	-	355
Gain on sales of securities	(102,921)	(250,461)
Loss on other real estate owned	53,144	33,019
Mortgage loans held for sale	231,000	(131,500)
Change in assets and liabilities:
Interest receivable and other assets	(505,383)	12,988
Interest payable and other liabilities	50,900	325,953

Net cash provided by operating activities	1,307,097	1,790,482

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	11,966,696	9,235,775
Proceeds from calls, maturities, and paydowns of investment securities available for sale	8,799,644	20,040,306
Purchases of investment securities available for sale	(24,814,521)	(35,689,385)
Proceeds from redemptions of restricted equity securities	47,100	-
Net change in loans	6,481,282	3,821,852
Purchases of premises and equipment	(30,640)	(72,368)
Capital improvements on other real estate	(235,721)	(93,785)
Proceeds from sales of other real estate	115,156	1,180,707

Net cash provided (used) by investing activities	2,328,996	(1,576,898)

Cash flows from financing activities:
Net change in deposits	(3,232,261)	(7,288,628)
Net change in securities sold under repurchase agreements	(7,411,473)	2,340,749

Net cash used by financing activities	(10,643,734)	(4,947,879)

Net decrease in cash and cash equivalents	(7,007,641)	(4,734,295)

Cash and cash equivalents at beginning of period	29,958,828	24,736,354

Cash and cash equivalents at end of period	$22,951,187	$20,002,059

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Supplemental cash flow information:
Cash paid for interest	$1,277,528	$2,062,078

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$1,043,102	$2,631,573
Transfer of other real estate to loans	$309,341	$2,070,000
Change in net unrealized gains on investment securities available for sale, net of tax	$873,588	$509,781

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

Operating results for the six–month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes included in the Company’s annual report included on Form 10-K for the year ended December 31, 2010.

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

(3)           Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Six Months Ended June 30,
	2011	2010

Balance at beginning of year	$3,527,567	3,497,292
Amounts charged off	(876,142)	(1,385,535)
Recoveries on amounts previously charged off	38,216	20,222
Provision for loan losses	1,800,000	1,420,000

Balance at June 30	$4,489,641	3,551,979

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures its impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, and discounted cash flows less selling costs. Those impaired loans not requiring a specific reserve represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC Topic 820, impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The tables below presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at June 30, 2011
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Securities	$79,471	$-	$78,489	$982
Loans held for sale	80	-	80	-

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the consolidated balance sheet using significant unobservable (Level 3) inputs for the six months ended June 30, 2011 and the year ended December 31, 2010.

	June 30, 2011	December 31, 2010
	(In Thousands)
Securities
Beginning balance	$4,947	$914
Reclassified to Level 2	(4,040)	-
Purchases	-	4,040
Unrealized losses included in other comprehensive income (loss)	75	(7)
	$982	$4,947

	Balance at December 31, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Securities	$73,998	$-	$69,051	$4,947
Loans held for sale	311	-	311	-

The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at June 30, 2011
	(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Losses
Impaired loans	$14,126	$-	$-	$14,126	$762
Other real estate	-	-	-	-	-

	Balance at December 31, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Losses
Impaired loans	$9,505	$-	$-	$9,505	$2,638
Other real estate	2,669	-	-	2,669	1,058

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

The estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:	(In thousands)		(In thousands)
Cash and cash equivalents	$22,951	22,951	29,959	29,959
Investment securities	$79,471	79,471	73,998	73,998
Restricted equity securities	$509	509	556	556
Loans held for sale	$80	80	311	311
Loans, net	$150,439	149,735	159,454	159,216

Liabilities:
Deposits and securities sold under
repurchase agreement	$245,298	245,975	255,942	255,964

(5)       Investments

Investment securities available for sale at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government-sponsored enterprises (GSEs)*	$14,982,766	11,255	(125,446)	14,868,575
State, county and municipal	13,446,789	223,299	(71,868)	13,598,220
Mortgage-backed securities – GSE residential	49,171,454	917,869	(67,073)	50,022,250
Corporate bonds	1,000,000	-	(18,500)	981,500

Total	$78,601,009	1,152,423	(282,887)	79,470,545

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government-sponsored enterprises (GSEs)*	$27,857,120	49,346	(605,172)	27,301,294
State, county and municipal	11,967,547	95,890	(419,434)	11,644,003
Mortgage-backed securities – GSE residential	33,097,012	714,320	(251,407)	33,559,925
Corporate bonds	1,614,815	-	(122,112)	1,492,703

Total	$74,536,494	859,556	(1,398,125)	73,997,925

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Company, and Federal Home Loan Banks.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011
	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses

GSEs	$10,737,564	125,446	-	-	125,446
State, county and municipal	2,278,842	35,206	1,239,075	36,663	71,868
Mortgage-backed securities	7,066,820	63,955	878,323	3,117	67,073
Corporate bonds	-	-	1,000,000	18,500	18,500

	$20,083,226	224,607	3,117,398	58,280	282,887

	December 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses

GSEs	$21,031,416	605,172	-	-	605,172
State, county and municipal	5,231,891	276,853	1,096,329	142,581	419,434
Mortgage-backed securities	18,506,462	251,407	-	-	251,407
Corporate bonds	585,703	29,112	907,000	93,000	122,112

	$45,355,472	1,162,544	2,003,329	235,581	1,398,125

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of June 30, 2011 and December 31, 2010 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers. Included in the table above as of June 30, 2011 were 6 out of 30 securities issued by state and political subdivisions that contained unrealized losses, 13 of 18 securities issued by government sponsored agencies, 9 of 46 mortgage-backed securities, and  1 of 1 corporate bonds that contained unrealized losses.

GSE debt securities.  The unrealized losses on the thirteen investments in GSEs were caused by interest rate increases.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Corporate bonds.  The Company’s unrealized losses on investments in one corporate bond relates to investments in companies within the financial services sector.  The unrealized losses are primarily caused by recent decreases in profitability and profit forecasts by industry analysts.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

GSE residential mortgage-backed securities.  The unrealized losses on the Company’s investment in nine GSE mortgage-backed securities were caused by interest rate increases.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

State, county and municipal securities.  The unrealized losses on the Company’s investment in six state and municipal securities are primarily caused by securities no longer being insured and/or ratings being withdrawn given the current economic environment, as well as changes in interest rates.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

The amortized cost and fair value of investment securities available for sale at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$-	-
Due from one to five years	1,315,114	1,297,294
Due from five to ten years	13,258,029	13,254,939
Due after ten years	14,856,412	14,896,062
Mortgage-backed securities	49,171,454	50,022,250

	$78,601,009	79,470,545

The proceeds from the sales and gross gains and gross losses realized by the Company from sales of investment securities for the three months and the six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Proceeds from sales	$11,247,995	9,235,775	11,966,696	9,235,775

Gross gains realized	$145,399	250,461	168,538	250,461
Gross losses realized	(65,617)	-	(65,617)	-

Net gain realized	$79,782	250,461	102,921	250,461

(6)        Loans

Major classifications of loans at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010

Commercial, financial and agricultural	$22,109,504	$25,198,562
Real estate – mortgage	110,899,262	115,667,560
Real estate –construction	16,340,168	16,334,644
Consumer	5,536,077	5,738,297

Total loans	154,885,011	162,939,063
Deferred fees and costs, net	43,742	42,659
Less allowance for loan losses	(4,489,641)	(3,527,567)
Net loans	$150,439,112	$159,454,155

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

The following table presents the activity in the allowance for loan losses by portfolio segment as of June 30, 2011:

	Commercial, financial and agricultural	Real estate - mortgage	Real estate - construction	Consumer
Balance at January 1, 2011	$1,095,015	$944,649	$1,428,254	$59,649
Provision for loan losses	157,051	684,383	860,772	97,794
Amounts charged off	(309,750)	(231,123)	(258,545)	(76,724)
Recoveries on amounts previously charged off	4,342	5,500	13,788	14,586
Balance at June 30, 2011	$946,658	$1,403,409	$2,044,269	$95,305

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2011 and December 31, 2010:

As of June 30, 2011:
	Commercial, financial and agricultural	Real estate - mortgage	Real estate - construction	Consumer
Allowance for loan losses:

Ending balance attributable to loans:

Individually evaluated for impairment	$26,458	$560,222	$1,711,494	$-
Collectively evaluated for impairment	44,913	222,907	40,848	11,162

Total ending allowance balance	$71,371	$783,128	$1,752,342	$11,162

Loans:

Individually evaluated for impairment	$533,845	$18,268,134	$12,345,880	$33,230
Collectively evaluated for impairment	263,884	1,309,675	240,000	65,584

Total ending loan balance	$797,729	$19,577,809	$12,585,880	$98,814

As of December 31, 2010:
	Commercial, financial and agricultural	Real estate - mortgage	Real estate - construction	Consumer
Allowance for loan losses:

Ending balance attributable to loans:

Individually evaluated for impairment	$149,604	$-	$1,172,987	$-
Collectively evaluated for impairment	53,911	451,364	-	21,734

Total ending allowance balance	$203,515	$451,364	$1,172,987	$21,734

Loans:

Individually evaluated for impairment	$583,093	$1,670,256	$12,492,132	$-
Collectively evaluated for impairment	187,713	1,571,600	-	75,675

Total ending loan balance	$770,806	$3,241,856	$12,492,132	$75,675

Impaired loans at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Loans with no allocated allowance for loan losses	$16,239,061	4,503,896

Loans with allocated allowance for loan losses	16,821,171	12,076,573

Total	$33,060,232	16,580,469

Amount of the allowance for loan losses allocated	$2,618,003	1,849,600

Average of individually impaired loans during year	$18,961,399	15,960,463

The following table presents loans individually evaluated for impairment by portfolio segment as of June 30, 2011 and December 31, 2010:

As of June 30, 2011:
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial, financial and agricultural	485,124	485,124	-
Real estate – mortgage	12,449,839	12,318,853	-
Real estate –construction	3,401,854	3,401,854	-
Consumer	33,230	33,230	-

With an allowance recorded:

Commercial, financial and agricultural	312,605	312,605	71,371
Real estate – mortgage	7,258,956	7,258,956	783,128
Real estate –construction	12,678,012	9,184,026	1,752,342
Consumer	65,584	65,584	11,162

As of December 31, 2010:
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial, financial and agricultural	77,539	77,539	-
Real estate – mortgage	1,670,256	1,670,256	-
Real estate –construction	2,730,055	2,533,712	-
Consumer	-	-	-

With an allowance recorded:

Commercial, financial and agricultural	693,267	693,267	203,515
Real estate – mortgage	1,571,600	1,571,600	451,364
Real estate –construction	13,715,472	9,958,420	1,172,987
Consumer	75,675	75,675	21,734

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

Real Estate – Construction loans – Loans in this class primarily include land loans to local contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived from sale of the lots/ units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. Credit risk is affected by construction delays, cost overruns, and market conditions.

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

Nonaccrual loans and loans past due 90 days still on accrual at June 30, 2011, December 31, 2010, and June 30, 2010 are as follows:

	June 30, 2011	December 31, 2010	June 30, 2010
Loans past due 90 days still on accrual	$7,472	$680,992	$-
Nonaccrual Loans	$18,568,252	$16,358,081	$15,045,258

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by portfolio segment:

As of June 30, 2011:
	30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Accruing Total Past Due	Nonaccrual	Loans Not Past Due
Commercial, financial and agricultural	$50,838	$-	$50,838	$797,729	$21,260,937
Real estate – mortgage	889,872	-	889,872	6,732,902	103,276,488
Real estate – construction	50,041	-	50,041	10,938,807	5,351,320
Consumer	65,753	7,472	73,225	98,814	5,364,038
Total	$1,056,504	$7,472	$1,063,976	$18,568,252	$135,252,783

As of December 31, 2010:
	30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Accruing Total Past Due	Nonaccrual	Loans Not Past Due
Commercial, financial and agricultural	$438,651	$-	$438,651	$2,268,453	$22,491,458
Real estate – mortgage	1,367,916	680,992	2,048,908	1,521,822	112,096,830
Real estate – construction	-	-	-	12,492,131	3,842,513
Consumer	63,661	-	63,661	75,675	5,598,961
Total	$1,870,228	$680,992	$2,551,220	$16,358,081	$144,029,762

Troubled Debt Restructurings:

At June 30, 2011 and December 31, 2010, the Company identified $16,968,818 and $4,574,602, respectively as loans whose terms have been modified in troubled debt restructurings.  Of this total at June 30, 2011, all of the troubled debt restructurings were considered non-performing.  The Company has allocated $808,712 and $267,544 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010, respectively.  The Company has committed to lend no additional funds to customers with outstanding loans that are classified as troubled debt restructurings.

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

As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of June 30, 2011:
	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural	$21,218,086	$135,575	$755,843	$-
Real estate – mortgage	79,082,040	10,288,681	21,528,541	-
Real estate – construction	-	2,525,852	13,814,316	-
Consumer	5,370,624	25,754	139,699	-
Total	$105,670,750	$12,975,862	$36,238,399	$-

As of December 31, 2010:
	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural	$23,831,124	$157,336	$1,210,102	$-
Real estate – mortgage	89,717,573	12,435,730	13,514,257	-
Real estate – construction	-	1,992,743	15,127,039	-
Consumer	5,495,391	85,524	157,382	-
Total	$118,258,950	$14,671,333	$30,008,780	$-

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

The provisions of the Order will remain effective until modified, terminated, suspended or set aside by the FDIC.  The primary focuses continue to be reducing classified and non-performing assets, maintaining adequate levels of capital and returning the Bank to profitable operating levels.  As of June 30, 2011, the Bank was in compliance with the Order with the exception of the stipulation requiring the Bank to maintain a Tier 1 (Leverage) Capital ratio of not less than 8%.  As of June 30, 2011, the Bank’s Tier 1 (Leverage) Capital ratio was 7.51%.

Balance Sheet Review

Total assets at June 30, 2011 were $269,140,000, representing a $10,228,000 (3.66%) decrease from December 31, 2010.  Investment securities increased $5,473,000 as compared to December 31, 2010.  Loans decreased $8,053,000 (4.94%) at June 30, 2011 as compared to December 31, 2010, primarily due to loan pay-downs.  Deposits decreased $3,232,000 (1.33%) from December 31, 2010.  The decrease in deposits is primarily attributable to decreases in time deposits of $7,564,000, offset by increases in money market accounts of $3,007,000 and non-interest checking accounts of $1,927,000 as compared to December 31, 2010 balances.  Securities sold under repurchase agreements decreased $7,411,000 at June 30, 2011 as compared to December 31, 2010.  The reduction in these accounts is primarily due to a decision by Bank management to discontinue offering these types of accounts effective July 31, 2011 in conjunction with changes in Regulation Q, which will allow banks to begin paying interest on corporate checking accounts.  As a result of this decision, the Bank had some customers close their repurchase agreement accounts and move the funds to other financial institutions.  The allowance for loan losses at June 30, 2011 was $4,490,000, compared to the December 31, 2010 balance of $3,528,000, representing 2.90% of total loans at June 30, 2011, compared to 2.16% of total loans at December 31, 2010. Cash and cash equivalents decreased $7,008,000 from December 31, 2010.  Total stockholders’ equity at June 30, 2011 of $23,299,000 increased $365,000 (1.59%) from December 31, 2010 due to an increase in unrealized gains on securities of $874,000, offset by a reduction in retained earnings due to a net loss for the period of $509,000.

The following table presents a summary of the Bank’s loan portfolio by loan type at June 30, 2011 and December 31, 2010 (dollars are in thousands).

	June 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Commercial, financial and agricultural	$22,110	14.3%	$25,199	15.5%
Real estate – mortgage	110,899	71.6%	115,667	71.0%
Real estate –construction	16,340	10.5%	16,335	10.0%
Consumer	5,536	3.6%	5,738	3.5%
Total loans	$154,885	100.0%	$162,939	100.0%

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $24,998,000 at June 30, 2011, representing an increase of $2,513,000 (11.18%) from December 31, 2010.  This increase is attributable to an increase of $2,210,000 in nonaccrual loans, $801,000 in other real estate owned and $176,000 in repossessions, offset by a decrease of $674,000 in accruing loans 90 days or more past due.  Total nonperforming assets were 16.14% of total loans at June 30, 2011, compared to 13.80% at December 31, 2010.  Nonperforming assets represented 9.29% of total assets at June 30, 2011, compared to 8.05% of total assets at December 31, 2010. Nonaccrual loans represented 11.98% of total loans outstanding at June 30, 2011, compared to 10.04% of total loans outstanding at December 31, 2010.  The Bank continues to focus on reducing nonperforming assets and this will be a major strategic objective going forward.  There were no related party loans which were considered to be nonperforming at June 30, 2011.  A summary of non-performing assets at June 30, 2011, December 31, 2010 and June 30, 2010 is presented in the following table (dollars are in thousands).

	June 30, 2011	December 31, 2010	June 30, 2010
Other real estate owned	$6,237	5,436	6,357
Repossessions	186	10	-
Non-accrual loans	18,568	16,358	15,045
Accruing loans 90 days or more past due	7	681	-
	$24,998	22,485	21,402

The table below details the changes in other real estate owned for the six months ending June 30, 2011 and 2010 (dollars are in thousands).

	2011	2010
Balance at January 1	$5,436	6,915
Transfer from loans to other real estate	1,043	2,632
Capital Improvements on other real estate	235	94
External and internal sales of other real estate	(424)	(3,251)
Net write-downs and loss on sales	(53)	(33)
Balance at June 30	$6,237	6,357

During the first quarter 2009, the Bank formed Motel Holdings Georgia, Inc., a subsidiary Company for the purpose of holding a motel that was foreclosed upon by the Bank in January 2009.  This subsidiary was set up to limit the Bank’s liability on the operations of the motel and to make a more clear separation of the income and expenses relating to the motel and the Bank’s ordinary lines of business.  The Bank contracted with an independent hospitality management company to operate the motel while the Bank marketed the motel for sale.  During the second quarter of 2010, the Bank sold the motel and recognized a loss on the sale of $204,000.  Upon the sale of the motel, Motel Holdings Georgia became inactive and remains inactive as of June 30, 2011.

At June 30, 2011, the Company had loan concentrations in the housing industry and in the hotel and motel industry. Total commitment amounts for hotel and motel loans were $19,896,000 at June 30, 2011, of which the full amount was funded and outstanding.  The Company’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.

As of June 30, 2011, the Company had total commitments for construction and development loans of $14,503,000, of which $11,059,000 was funded and outstanding.  The local housing industry has slowed considerably over the past 18 to 24 months, as has occurred at the state and national level.  New loan requests have been down as compared to prior periods due to this slowdown.  The immediate challenge for the Bank is to finance builders and developers with the financial strength to deal with the current weaker demand, while working with financially weaker builders in an attempt to help them work through this economic downturn.

Results of Operations

Net interest income decreased $128,000 (2.91%) in the first six months of 2011 compared to the same period for 2010.  The Bank’s net interest margin for the first six months of 2011 was 3.36%, compared to 3.42% for the same time period during 2010.  Yield on interest earning assets, including nonaccrual loans, for the six-month period ending June 30, 2011 was 4.31%, compared to 4.94% for the six-month period ending June 30, 2010.  Average rate paid on interest bearing liabilities was 1.11% for the six months ending June 30, 2011, compared to 1.76% for the same period during 2010.  The reduction in the average rate paid on interest bearing liabilities is a result of a lower interest rate environment in 2011 and a reduction of $13,983,000 in average time deposits during the first six months of 2011 as compared to the same time period in 2010.

Interest income for the first six months of 2011 was $5,485,000, representing a decrease of $867,000 (13.65%) as compared to the same period in 2010.  Interest expense for the first six months of 2011 decreased $740,000 (37.83%) compared to the same period in 2010.  The decrease in interest income during the first six months of 2011 compared to the same period in 2010 is primarily attributable to a lower average level of outstanding loans in 2011 as compared to 2010.  Year-to-date average loans were $17,756,000 lower during the first six months of 2011 as compared to 2010.  Loan demand continues to be weak in the Bank’s market and loan pay-offs have exceeded production of new loans.  The decrease in average loans was offset by increases in average investment securities of $10,156,000 and an increase in interest-earning due from bank accounts of $5,020,000. The decrease in interest expense is primarily attributable to a lower interest rate market and a decrease in interest-bearing deposits of $3,993,000 during the first six months of 2011 as compared to the same time period for 2010.  The reduction in interest-bearing liabilities is primarily due to decreases in average time deposits of $13,983,000, offset by increases in average interest-bearing demand deposits of $4,292,000 and average savings deposits of $5,698,000.

Net interest income for the quarterly period ended June 30, 2011 was $2,156,000, as compared to $2,302,000 for the same time period in 2010.  The decrease in net interest income in 2011 was due to a decline in interest income of $494,000, offset by a decrease in interest expense of $349,000.  The decline in interest expense was primarily due to lower levels of interest-bearing liabilities in 2011 as compared to 2010, as well as a lower interest rate environment for deposits.  The decrease in interest income is due to lower average levels of interest-earning assets in 2011 as compared to 2010.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the six months ended June 30, 2011, the provision for loan losses was $1,800,000, compared to $1,420,000 for the same period in 2010. The provision for loan losses increased in 2011 as compared to 2010 as a result of a higher level of historic charge-offs at June 30, 2011 as compared to June 30, 2010.  The historic charge-offs are primarily tied to the construction and real estate development industry, which has continued to experience a prolonged downturn throughout 2010 and the first half of 2011.  The historic charge-offs are part of the calculation used to determine the adequacy of the loan loss reserve.  The nature of the process by which the Company determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

For the quarterly period ended June 30, 2011, the Bank provided $1,300,000 to the allowance for loan losses.  This is an increase of $800,000 compared to the first quarter of 2011 and an increase of $80,000 compared to the same time period during 2010.  The significant increase in provision expense during the second quarter of 2011 was primarily due increased loan charge-offs during the second quarter of 2011 as compared to the first quarter.

The following table summarizes information concerning the allowance for loan losses for the three-month and six-month periods ended June 30, 2011 and 2010.  Dollar amounts are in thousands.

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2011	2010	2011	2010

Balance at beginning of period	$4,001	$3,685	$3,528	$3,497
Charges-offs:
Commercial, financial and agricultural	275	-	310	-
Installment	74	19	77	19
Real Estate	488	1,347	489	1,366
Total charge-offs	837	1,366	876	1,385
Recoveries:
Commercial, financial and agricultural	3	4	4	6
Installment	10	7	15	7
Real Estate	13	2	19	7
Total recoveries	26	13	38	20
Net charge-offs	811	1,353	838	1,365
Provisions charged to operations	1,300	1,220	1,800	1,420
Balance at end of period	$4,490	$3,552	$4,490	$3,552
Ratio of net charge-offs during the period to average loans outstanding during the period	0.52%	0.78%	0.54%	0.77%

Other income for the first six months of 2011 decreased $494,000 (30.74%) compared to the first six months of 2010. This decrease is primarily attributable to decreases of $218,000 in income on other real estate owned, $148,000 in net gains on the sale of investment securities, and a $140,000 decrease in non-sufficient funds service charges, offset by an increase of $33,000 in ATM fees.

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

Other expenses for the first six months of 2011 decreased $156,000 (3.40%) compared to the first six months in 2010. The decrease is attributable to a decrease in expenses on other real estate owned of $180,000, a decrease in loan and collection expense of $84,000, and a decrease in salaries and employee benefits expense of $78,000, offset by an increase in non-loan related charge-offs and forgeries of $88,000.

The reduction in expenses on other real estate owned is due to the sale of the motel mentioned previously.  The reduction in salaries and benefits expense is primarily due the Bank having fewer employees in 2011 as compared to 2010.  This reduction in employees is due to attrition of the Bank’s work force.  As employees have left the Bank over the past year, management has evaluated the ability of the Bank to continue normal operations without replacing the departed employees.  As a result, the Bank has reduced its full-time equivalent employees from 87 full-time equivalent employees at January 1, 2010 to 84.5 full-time equivalent employees at June 30, 2011.

The increase in non-loan related charge-offs and forgeries in the first six months of 2011 is primarily due to a significant increase in debit card disputes due to compromised debit cards.  The Bank experienced $93,000 in debit card losses during the first six months of 2011, compared to losses of $5,000 during the same time period in 2010.

For the six months ended June 30, 2011, the Bank showed an income tax expense benefit of $338,000.

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

At June 30, 2011, the difference between the Bank’s liabilities and assets repricing or maturing within one year, after applying the betas, was $28,865,000, indicating that the Bank was asset sensitive.  Due to a large percentage of the Bank’s floating rate loans being currently priced at floor rates, meaning that the loans will not reprice in a falling rate environment, rate shock data show that the Bank’s net interest income would increase $382,000 on an annual basis if rates increased 100 basis points, and would increase $94,000 on an annual basis if rates decreased 100 basis points.

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

The Company monitors its liquidity position weekly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Company’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Company’s deposit liabilities.  At June 30, 2011, the Company’s liquidity ratio was 22.1%.  This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Company maintains relationships with correspondent banks that can provide it with funds on short notice, if needed through secured lines of credit and securities repurchase agreements.  Additional liquidity is provided to the Company through available Federal Home Loan Bank advances, none of which were outstanding at June 30, 2011.

During the first six months of 2011, cash and cash equivalents decreased $7,008,000 to a total of $22,951,000 at June 30, 2011.  Cash inflows from operations totaled $1,307,000 during the first six months of 2011, while outflows from financing activities totaled $10,644,000, comprised of net decreases of $3,232,000 in deposits and net decreases in securities sold under repurchase agreements of $7,411,000.

Investing activities provided $2,329,000 of cash and cash equivalents, consisting primarily of proceeds from calls, maturities and paydowns of investment securities of $8,800,000, net decreases in loans of $6,481,000 and proceeds from the sales of investment securities of $11,967,000, offset by purchases of investment securities of $24,815,000.  At June 30, 2011, the Bank had $79,471,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of the involvement of the Company in particular classes of financial instruments.  At June 30, 2011, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $20,471,000 and $506,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at June 30, 2011 and December 31, 2010, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Company are essentially the same as those of the Bank at June 30, 2011 and December 31, 2010 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios	June 30, 2011	December 31, 2010

Tier 1 Capital, Actual	12.3%	12.9%
Tier 1 Capital minimum requirement	4.0%	4.0%

Excess	8.3%	8.9%

Total Capital, Actual	13.5%	14.2%
Total Capital minimum requirement	8.0%	8.0%

Excess	5.5%	6.2%

Leverage Ratio

Tier 1 Capital to adjusted total assets	7.5%	8.1%
Minimum leverage requirement	4.0%	4.0%

Excess	3.5%	4.1%

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

Not applicable because the registrant is a smaller reporting company.

Item 4T.  Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of June 30, 2011.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 5.  Other Information

None

Item 6.    Exhibits

(a)	Exhibits
	10.1	Order to Cease and Desist, dated August 18, 2009, and Stipulation and Consent thereto.*
	31.1	Certification by B. Amrey Harden, CEO and President of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by Steven A. Rogers, Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document
______
*Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          OCONEE FINANCIAL CORPORATION

By:  /s/ B. Amrey Harden
       B. Amrey Harden, President and CEO
       (Principal Executive Officer)

Date:    August 10, 2011

By:  /s/ Steven A. Rogers
       Steven A. Rogers, Vice President and CFO
       (Principal Financial Officer)

Date:    August 10, 2011