Form 10-Q
period 2011-09-30
OCONEE FINANCIAL CORP
filed 2011-11-14
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of November 14, 2011 was 899,815.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

	September 30, 2011 (unaudited)	December 31, 2010
Assets

Cash and due from banks, including reserve requirements of $25,000	$22,557,778	29,958,828

Investment securities available for sale	73,183,073	73,997,925
Restricted equity securities	486,100	556,300
Mortgage loans held for sale	426,000	311,000

Loans, net of allowance for loan losses of $5,052,111 and $3,527,567	149,056,206	159,454,155

Premises and equipment, net	5,685,444	5,928,381
Other real estate owned	5,707,937	5,435,735
Accrued interest receivable and other assets	2,678,864	3,726,104

Total assets	$259,781,402	279,368,428

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$35,318,840	27,796,070
Interest-bearing	199,731,331	215,121,308

Total deposits	235,050,171	242,917,378

Securities sold under repurchase agreements	-	13,024,262
Accrued interest payable and other liabilities	453,082	491,886

Total liabilities	235,503,253	256,433,526

Stockholders’ equity:
Common stock, $2 par value; authorized 1,500,000 shares; issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	16,824,857	17,226,068
Accumulated other comprehensive income (loss)	1,410,330	(334,128)

Total stockholders’ equity	24,278,149	22,934,902

Total liabilities and stockholders’ equity	$259,781,402	279,368,428

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
For the Three Months and the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Interest Income:
Loans	$2,063,835	2,285,556	$6,161,306	7,074,177
Investment securities:
Tax exempt	157,384	134,945	449,902	393,696
Taxable	546,290	550,921	1,613,241	1,836,257
Federal funds sold and other	8,268	10,947	36,126	29,926
Total interest income	2,775,777	2,982,369	8,260,575	9,334,056

Interest Expense:
Deposits	485,030	797,277	1,611,090	2,604,160
Other	6,024	86,930	96,352	236,031
Total interest expense	491,054	884,207	1,707,442	2,840,191

Net interest income	2,284,723	2,098,162	6,553,133	6,493,865

Provision for loan losses	610,000	1,350,000	2,410,000	2,770,000

Net interest income after provision for loan losses	1,674,723	748,162	4,143,133	3,723,865

Other Income:

Service charges on deposit accounts	232,776	241,719	624,971	778,916
Mortgage origination fees	50,305	44,202	80,472	91,569
Securities gains, net	71,236	-	174,157	250,461
Income (loss) on other real estate owned	11,100	(933)	17,600	223,174
Other operating income	272,810	256,928	854,002	804,690
Total other income	638,227	541,916	1,751,202	2,148,810

Other Expense:
Salaries and other personnel expense	1,138,793	1,130,736	3,361,005	3,430,984
Net occupancy and equipment expense	265,148	294,663	815,876	897,084
Net write-downs and loss on sales of other real estate owned	8,471	647,974	62,315	687,612
Other operating expense	611,968	761,781	2,213,606	2,403,667
Total other expense	2,024,380	2,835,154	6,452,802	7,419,347

Earnings (loss) before income taxes (benefit)	288,570	(1,545,076)	(558,467)	(1,546,672)

Income taxes (benefit)	180,726	(596,253)	(157,256)	(721,582)

Net earnings (loss)	$107,844	(948,823)	$(401,211)	(825,090)

Earnings (loss) per common share based on average outstanding shares of 899,815	$0.12	(1.05)	$(0.45)	(0.92)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)
For the Three Months and the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010

Net earnings (loss)	$107,844	(948,823)	$(401,211)	(825,090)

Other comprehensive gains, net of tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax of $559,895, $69,421, $1,133,480, and $476,412	915,065	113,458	1,852,505	778,625

Reclassification adjustments for gains included in net Earnings (Loss), net of tax of $27,041, $0, $66,110, and $95,075	(44,195)	-	(108,047)	(155,386)

Total other comprehensive income	870,870	113,458	1,744,458	623,239

Comprehensive income (loss)	$978,714	(835,365)	$1,343,247	(201,851)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(401,211)	$(825,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,410,000	2,770,000
Depreciation, amortization and accretion	429,087	393,127
Loss on sales and disposals of fixed assets	-	355
Gain on sales of securities	(174,157)	(250,461)
Loss on other real estate owned	62,315	687,613
Change in assets and liabilities:
Interest receivable and other assets	(20,129)	(684,146)
Interest payable and other liabilities	(38,804)	391,821
Mortgage loans held for sale	(115,000)	(296,500)

Net cash provided by operating activities	2,152,101	2,186,719

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	13,769,947	9,235,775
Proceeds from calls, maturities, and paydowns of investment securities available for sale	19,049,413	42,501,148
Purchases of investment securities available for sale	(29,163,024)	(50,969,080)
Proceeds from redemptions of restricted equity securities	70,200	-
Net change in loans	7,497,466	8,277,917
Purchases of premises and equipment	(41,650)	(95,438)
Capital improvements on other real estate	(237,814)	(211,085)
Proceeds from sales of other real estate	393,780	1,352,173

Net cash provided by investing activities	11,338,318	10,091,410

Cash flows from financing activities:
Net change in deposits	(7,867,207)	(12,127,175)
Net change in securities sold under repurchase agreements	(13,024,262)	3,488,190

Net cash used by financing activities	(20,891,469)	(8,638,985)

Net increase (decrease) in cash and cash equivalents	(7,401,050)	3,639,144

Cash and cash equivalents at beginning of period	29,958,828	24,736,354

Cash and cash equivalents at end of period	$22,557,778	$28,375,498

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Supplemental cash flow information:
Cash paid for interest	$1,788,429	$2,950,916

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$1,043,103	$3,023,074
Transfer of other real estate to loans	$552,620	$2,127,850
Change in net unrealized gains on investment securities available for sale, net of tax	$1,744,458	$623,239

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

Operating results for the nine–month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes included in the Company’s annual report included on Form 10-K for the year ended December 31, 2010.

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

(2)	Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period.

(3)	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Nine Months Ended September 30,
	2011	2010

Balance at beginning of year	$3,527,567	3,497,292
Amounts charged off	(934,551)	(2,734,149)
Recoveries on amounts previously charged off	49,095	36,891
Provision for loan losses	2,410,000	2,770,000

Balance at September 30	$5,052,111	3,570,034

(4)	Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale and mortgage loans held for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate owned.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Mortgage Loans Held for Sale: Mortgage loans held for sale are carried at the lower of cost or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, management classifies loans subjected to recurring fair value adjustments as Level 2.

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures its impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, and discounted cash flows less selling costs. Those impaired loans not requiring a specific reserve represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC Topic 820, impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The tables below presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at September 30, 2011
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Securities	$73,183	$-	$72,224	$959
Mortgage nLoans held for sale	426	-	426	-

	Balance at December 31, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Securities	$73,998	$-	$69,051	$4,947
Mortgage Loans held for sale	311	-	311	-

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the consolidated balance sheet using significant unobservable (Level 3) inputs for the nine months ended September 30, 2011 and the year ended December 31, 2010.

	September 30, 2011	December 31, 2010
	(In Thousands)
Securities
Beginning balance	$4,947	$914
Reclassified to Level 2	(4,040)	-
Purchases	-	4,040
Unrealized gains (losses) included in other comprehensive income (loss)	52	(7)
	$959	$4,947

The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at September 30, 2011
	(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Losses
Impaired loans	$14,255	$-	$-	$14,255	$893
Other real estate	-	-	-	-	-

	Balance at December 31, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Losses
Impaired loans	$9,505	$-	$-	$9,505	$2,638
Other real estate	2,669	-	-	2,669	1,058

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

The estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:	(In thousands)		(In thousands)
Cash and cash equivalents	$22,558	22,558	29,959	29,959
Investment securities	$73,183	73,183	73,998	73,998
Restricted equity securities	$486	486	556	556
Mortgage Loans held for sale	$426	426	311	311
Loans, net	$149,056	148,998	159,454	159,216

Liabilities:

Deposits and securities sold under repurchase agreement	$235,050	235,943	255,942	255,964

(5)	Investments

Investment securities available for sale at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government-sponsored enterprises (GSEs)*	$7,542,736	20,259	-	7,562,995
State, county and municipal	13,112,328	425,062	-	13,537,390
Mortgage-backed securities – GSE residential	49,254,749	1,869,089	-	51,123,838
Corporate bonds	1,000,000	-	(41,150)	958,850

Total	$70,909,813	2,314,410	(41,150)	73,183,073

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government-sponsored enterprises (GSEs)*	$27,857,120	49,346	(605,172)	27,301,294
State, county and municipal	11,967,547	95,890	(419,434)	11,644,003
Mortgage-backed securities – GSE residential	33,097,012	714,320	(251,407)	33,559,925
Corporate bonds	1,614,815	-	(122,112)	1,492,703

Total	$74,536,494	859,556	(1,398,125)	73,997,925

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Company, and Federal Home Loan Banks.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2011 and December 31, 2010 are summarized as follows:

September 30, 2011
	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses

GSEs	$-	-	-	-	-
State, county and municipal	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-
Corporate bonds	-	-	958,850	41,150	41,150

	$-	-	958,850	41,150	41,150

	December 31, 2010
	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses

GSEs	$21,031,416	605,172	-	-	605,172
State, county and municipal	5,231,891	276,853	1,096,329	142,581	419,434
Mortgage-backed securities	18,506,462	251,407	-	-	251,407
Corporate bonds	585,703	29,112	907,000	93,000	122,112

	$45,355,472	1,162,544	2,003,329	235,581	1,398,125

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of September 30, 2011 and December 31, 2010 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers. Included in the table above as of September 30, 2011 was 1 of 1 corporate bond that contained unrealized losses.

Corporate bonds.  The Company’s unrealized losses on investments in one corporate bond relates to investments in companies within the financial services sector.  The unrealized losses are primarily caused by recent decreases in profitability and profit forecasts by industry analysts.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

The amortized cost and fair value of investment securities available for sale at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due within one year	$1,569,119	1,573,765
Due from one to five years	1,220,070	1,179,453
Due from five to ten years	5,888,719	5,969,177
Due after ten years	12,977,156	13,336,840
Mortgage-backed securities	49,254,749	51,123,838

	$70,909,813	73,183,073

The proceeds from the sales and gross gains and gross losses realized by the Company from sales of investment securities for the three months and the nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Proceeds from sales	$1,803,252	-	13,769,947	9,235,775

Gross gains realized	$71,236	-	239,774	250,461
Gross losses realized	-	-	(65,617)	-

Net gain realized	$71,236	-	174,157	250,461

(6)	Loans

Major classifications of loans at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010

Commercial, financial and agricultural	$19,701,382	$25,198,562
Real estate – mortgage	112,169,780	115,667,560
Real estate –construction	16,891,536	16,334,644
Consumer	5,299,094	5,738,297

Total loans	154,061,792	162,939,063
Deferred fees and costs, net	46,525	42,659
Less allowance for loan losses	(5,052,111)	(3,527,567)
Net loans	$149,056,206	$159,454,155

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

The following tables present the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011:

	Commercial, financial and agricultural	Real estate - mortgage	Real estate - construction	Consumer
Balance at July 1, 2011	$946,658	$1,403,409	$2,044,269	$95,305
Provision for loan losses	(78,335)	167,781	517,113	3,442
Amounts charged off	-	(49,629)	-	(8,781)
Recoveries on amounts previously charged off	1,946	-	2,141	6,792
Balance at September 30, 2011	$870,269	$1,521,561	$2,563,523	$96,758

	Commercial, financial and agricultural	Real estate - mortgage	Real estate - \construction	Consumer
Balance at January 1, 2011	$1,095,015	$944,649	$1,428,254	$59,649
Provision for loan losses	78,715	852,164	1,377,885	101,236
Amounts charged off	(309,749)	(280,752)	(258,545)	(85,505)
Recoveries on amounts previously charged off	6,288	5,500	15,929	21,378
Balance at September 30, 2011	$870,269	$1,521,561	$2,563,523	$96,758

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2011 and December 31, 2010:

As of September 30, 2011:
	Commercial, financial and a gricultural	Real estate - mortgage	Real estate - construction	Consumer
Allowance for loan losses:

Ending balance attributable to loans:

Individually evaluated for impairment	$73,173	$949,916	$2,312,597	$11,957
Collectively evaluated for impairment	797,096	571,645	250,926	84,801

Total ending allowance balance	$870,269	$1,521,561	$2,563,523	$96,758

Loans:

Individually evaluated for impairment	$765,754	$19,422,163	$12,164,223	$94,118
Collectively evaluated for impairment	18,935,628	92,747,617	4,727,313	5,204,976

Total ending loan balance	$19,701,382	$112,169,780	$16,891,536	$5,299,094

As of December 31, 2010:
	Commercial, financial and agricultural	Real estate - mortgage	Real estate - construction	Consumer
Allowance for loan losses:

Ending balance attributable to loans:

Individually evaluated for impairment	$149,604	$-	$1,172,987	$-
Collectively evaluated for impairment	945,411	944,649	255,267	59,649

Total ending allowance balance	$1,095,015	$944,649	$1,428,254	$59,649

Loans:

Individually evaluated for impairment	$583,093	$1,670,256	$12,492,132	$-
Collectively evaluated for impairment	24,615,469	113,997,304	3,842,512	5,738,297

Total ending loan balance	$25,198,562	$115,667,560	$16,334,644	$5,738,297

Impaired loans at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Loans with no allocated allowance for loan losses	$15,740,447	4,503,896

Loans with allocated allowance for loan losses	16,705,811	12,076,573

Total	$32,446,258	16,580,469

Amount of the allowance for loan losses allocated	$3,347,643	1,849,600

Average of individually impaired loans during year	$23,622,801	15,960,463

The following table presents the average balances of impaired loans and income recognized on impaired loans for the three months and the nine months ended September 30, 2011:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Average of individually impaired loans	$32,945,606	23,622,801

Interest income recognized during impairment	$189,727	527,828

The following table presents loans individually evaluated for impairment by portfolio segment as of September 30, 2011 and December 31, 2010:

As of September 30, 2011:
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial, financial and agricultural	461,979	461,979	-
Real estate – mortgage	12,143,725	12,143,725	-
Real estate –construction	3,102,484	3,102,484	-
Consumer	32,259	32,259	-

With an allowance recorded:

Commercial, financial and agricultural	303,775	303,775	73,173
Real estate – mortgage	7,409,423	7,278,438	949,916
Real estate –construction	12,555,725	9,061,739	2,312,597
Consumer	61,859	61,859	11,957

As of December 31, 2010:
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial, financial and agricultural	77,539	77,539	-
Real estate – mortgage	1,670,256	1,670,256	-
Real estate –construction	2,730,055	2,533,712	-
Consumer	-	-	-

With an allowance recorded:

Commercial, financial and agricultural	693,267	693,267	203,515
Real estate – mortgage	1,571,600	1,571,600	451,364
Real estate –construction	13,715,472	9,958,420	1,172,987
Consumer	75,675	75,675	21,734

This above-mentioned valuation allowance is included in the allowance for loan losses on the statements of condition.

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

Nonaccrual loans and loans past due 90 days still on accrual at September 30, 2011, December 31, 2010, and September 30, 2010 are as follows:

	September 30, 2011	December 31, 2010	September 30, 2010
Loans past due 90 days still on accrual	$536,791	$680,992	$-
Nonaccrual Loans	$18,271,009	$16,358,081	$15,972,380

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by portfolio segment:

As of September 30, 2011:
	30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Accruing Total Past Due	Nonaccrual	Loans Not Past Due
Commercial, financial and agricultural	$57,681	$-	$57,681	$765,754	$18,877,947
Real estate – mortgage	7,326,190	536,094	7,862,284	6,603,617	97,703,879
Real estate –construction	-	-	-	10,807,520	6,084,016
Consumer	50,826	697	51,523	94,118	5,153,453
Total	$7,434,697	$536,791	$7,971,488	$18,271,009	$127,819,295

As of December 31, 2010:
	30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Accruing Total Past Due	Nonaccrual	Loans Not Past Due
Commercial, financial and agricultural	$438,651	$-	$438,651	$2,268,453	$22,491,458
Real estate – mortgage	1,367,916	680,992	2,048,908	1,521,822	112,096,830
Real estate –construction	-	-	-	12,492,131	3,842,513
Consumer	63,661	-	63,661	75,675	5,598,961
Total	$1,870,228	$680,992	$2,551,220	$16,358,081	$144,029,762

Troubled Debt Restructurings:

The following table presents additional information on troubled debt restructurings including the number of loan contracts restructured and the pre and post modification recorded investment. (dollars in thousands).

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

As of September 30, 2011
Commercial, financial and agricultural	-	$-	$-
Real estate – mortgage	4	12,818	12,818
Real estate –construction	4	4,124	4,124
Consumer	-	-	-
Total loans	8	$16,942	$16,942

As of December 31, 2010
Commercial, financial and agricultural	-	$-	$-
Real estate – mortgage	1	222	222
Real estate –construction	5	4,353	4,353
Consumer	-	-	-
Total loans	6	$4,575	$4,575

At September 30, 2011 and December 31, 2010, the Company identified $16,942,458 and $4,574,602, respectively as loans whose terms have been modified in troubled debt restructurings.  Of this total at September 30, 2011, $4,123,912 of the troubled debt restructurings were considered non-performing.  The Company has allocated $1,584,466 and $267,544 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010, respectively.  The loans are considered troubled debt restructurings because the Bank made concessions to the borrowers, including lengthening amortization periods beyond the Bank’s standard terms and shifting loans to interest only payments.  During the first quarter of 2011, the Bank foreclosed on a property securing a loan that was considered a troubled debt restructuring at December 31, 2010.  No other loans that were considered troubled debt restructurings at December 31, 2010 have defaulted as of September 30, 2011. The Company has committed to lend no additional funds to customers with outstanding loans that are classified as troubled debt restructurings.

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

As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

As of September 30, 2011:
	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural	$18,784,396	$117,771	$799,215	$-
Real estate – mortgage	80,178,775	11,610,149	20,380,856	-
Real estate –construction	219,203	3,122,301	13,550,032	-
Consumer	5,139,237	25,294	134,563	-
Total	$104,321,611	$14,875,515	$34,864,666	$-

As of December 31, 2010:
	Pass	Special Mention	Substandard	Doubtful
Commercial, financial and agricultural	$23,831,124	$157,336	$1,210,102	$-
Real estate – mortgage	89,717,573	12,435,730	13,514,257	-
Real estate –construction	-	1,992,743	15,127,039	-
Consumer	5,495,391	85,524	157,382	-
Total	$118,258,950	$14,671,333	$30,008,780	$-

(7)	Accounting Standards Updates

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

The provisions of the Order will remain effective until modified, terminated, suspended or set aside by the FDIC.  The primary focuses continue to be reducing classified and non-performing assets, maintaining adequate levels of capital and returning the Bank to profitable operating levels.  As of September 30, 2011, the Bank was in compliance with the Order with the exception of the stipulation requiring the Bank to maintain a Tier 1 (Leverage) Capital ratio of not less than 8%.  As of September 30, 2011, the Bank’s Tier 1 (Leverage) Capital ratio was 7.92%.

Balance Sheet Review

Total assets at September 30, 2011 were $259,781,000, representing a $19,587,000 (7.01%) decrease from December 31, 2010.  Investment securities decreased $815,000 as compared to December 31, 2010.  Loans decreased $8,874,000 (5.44%) at September 30, 2011 as compared to December 31, 2010, primarily due to loan pay-downs.  Deposits decreased $7,867,000 (3.24%) from December 31, 2010.  The decrease in deposits is primarily attributable to decreases in time deposits of $15,186,000, offset by increases in money market accounts of $2,058,000 and non-interest checking accounts of $7,523,000 as compared to December 31, 2010 balances.  Due to changes in bank regulations allowing the payment of interest on corporate checking accounts, the Bank eliminated its securities sold under repurchase agreements effective July 31, 2011, which resulted in a decrease of $13,024,000 in those accounts as compared to December 31, 2010.  The allowance for loan losses at September 30, 2011 was $5,052,000, compared to the December 31, 2010 balance of $3,528,000, representing 3.28% of total loans at September 30, 2011, compared to 2.16% of total loans at December 31, 2010. Cash and cash equivalents decreased $7,401,000 from December 31, 2010.  Total stockholders’ equity at September 30, 2011 of $24,278,000 increased $1,343,000 (5.86%) from December 31, 2010 due to an increase in unrealized gains on securities of $1,744,000, offset by a reduction in retained earnings due to a net loss for the period of $401,000.

The following table presents a summary of the Bank’s loan portfolio by loan type at September 30, 2011 and December 31, 2010 (dollars are in thousands).

	September 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
Commercial, financial and agricultural	$19,701	12.8%	$25,199	15.5%
Real estate – mortgage	112,170	72.8%	115,667	71.0%
Real estate –construction	16,892	11.0%	16,335	10.0%
Consumer	5,299	3.4%	5,738	3.5%
	154,062	100.0%	$162,939	100.0%

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $24,684,000 at September 30, 2011, representing an increase of $2,199,000 (9.78%) from December 31, 2010.  This increase is attributable to an increase of $1,913,000 in nonaccrual loans, $272,000 in other real estate owned and $158,000 in repossessions, offset by a decrease of $144,000 in accruing loans 90 days or more past due.  Total nonperforming assets were 16.02% of total loans at September 30, 2011, compared to 13.80% at December 31, 2010.  Nonperforming assets represented 9.50% of total assets at September 30, 2011, compared to 8.05% of total assets at December 31, 2010. Nonaccrual loans represented 11.86% of total loans outstanding at September 30, 2011, compared to 10.04% of total loans outstanding at December 31, 2010.  The Bank continues to focus on reducing nonperforming assets and this will be a major strategic objective going forward.  There were no related party loans which were considered to be nonperforming at September 30, 2011.  A summary of non-performing assets at September 30, 2011, December 31, 2010 and September 30, 2010 is presented in the following table (dollars are in thousands).

	September 30, 2011	December 31, 2010	September 30, 2010
Other real estate owned	$5,708	5,436	5,982
Repossessions	168	10	-
Non-accrual loans	18,271	16,358	15,972
Accruing loans 90 days or more past due	537	681	-
	$24,684	22,485	21,954

The table below details the changes in other real estate owned for the nine months ending September 30, 2011 and 2010 (dollars are in thousands).

	2011	2010
Balance at January 1	$5,436	6,915
Transfer from loans to other real estate	1,043	3,023
Capital Improvements on other real estate	237	211
External and internal sales of other real estate	(946)	(3,480)
Net write-downs and loss on sales	(62)	(687)
Balance at September 30	$5,708	5,982

During the first quarter 2009, the Bank formed Motel Holdings Georgia, Inc., a subsidiary Company for the purpose of holding a motel that was foreclosed upon by the Bank in January 2009.  This subsidiary was set up to limit the Bank’s liability on the operations of the motel and to make a more clear separation of the income and expenses relating to the motel and the Bank’s ordinary lines of business.  The Bank contracted with an independent hospitality management company to operate the motel while the Bank marketed the motel for sale.  During the second quarter of 2010, the Bank sold the motel and recognized a loss on the sale of $204,000.  Upon the sale of the motel, Motel Holdings Georgia became inactive and remains inactive as of September 30, 2011.

At September 30, 2011, the Company had loan concentrations in the housing industry and in the hotel and motel industry. Total commitment amounts for hotel and motel loans were $19,828,000 at September 30, 2011, of which the full amount was funded and outstanding.  The Company’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.

As of September 30, 2011, the Company had total commitments for construction and development loans of $14,234,000, of which $11,615,000 was funded and outstanding.  The local housing industry has slowed considerably over the past 18 to 24 months, as has occurred at the state and national level.  New loan requests have been down as compared to prior periods due to this slowdown.  The immediate challenge for the Bank is to finance builders and developers with the financial strength to deal with the current weaker demand, while working with financially weaker builders in an attempt to help them work through this economic downturn.

Results of Operations

Net interest income increased $59,000 (0.91%) in the first nine months of 2011 compared to the same period for 2010.  The Bank’s net interest margin for the first nine months of 2011 was 3.46%, compared to 3.34% for the same time period during 2010.  Yield on interest earning assets, including nonaccrual loans, for the nine-month period ending September 30, 2011 was 4.36%, compared to 4.80% for the nine-month period ending September 30, 2010.  Average rate paid on interest bearing liabilities was 1.06% for the nine months ending September 30, 2011, compared to 1.69% for the same period during 2010.  The reduction in the average rate paid on interest bearing liabilities is a result of a lower interest rate environment in 2011 and a reduction of $15,245,000 in average time deposits during the first nine months of 2011 as compared to the same time period in 2010.

Interest income for the first nine months of 2011 was $8,261,000, representing a decrease of $1,073,000 (11.50%) as compared to the same period in 2010.  Interest expense for the first nine months of 2011 decreased $1,133,000 (39.89%) compared to the same period in 2010.  The decrease in interest income during the first nine months of 2011 compared to the same period in 2010 is primarily attributable to a lower average level of outstanding loans in 2011 as compared to 2010.  Year-to-date average loans were $17,428,000 lower during the first nine months of 2011 as compared to 2010.  Loan demand continues to be weak in the Bank’s market and loan pay-offs have exceeded production of new loans.  The decrease in average loans was offset by increases in average investment securities of $9,072,000 and an increase in interest-earning due from bank accounts of $1,598,000. The decrease in interest expense is primarily attributable to a lower interest rate market and a decrease in interest-bearing liabilities of $9,004,000 during the first nine months of 2011 as compared to the same time period for 2010.  The reduction in interest-bearing liabilities is primarily due to decreases in average time deposits of $15,245,000, offset by increases in average interest-bearing demand deposits of $4,133,000 and average savings deposits of $5,784,000.

Net interest income for the quarterly period ended September 30, 2011 was $2,285,000, as compared to $2,098,000 for the same time period in 2010.  The increase in net interest income in 2011 was due to a decline in interest income of $207,000, offset by a decrease in interest expense of $393,000.  The decline in interest expense was primarily due to lower levels of interest-bearing liabilities in 2011 as compared to 2010, as well as a lower interest rate environment for deposits.  The decrease in interest income is due to lower average levels of interest-earning assets in 2011 as compared to 2010.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the nine months ended September 30, 2011, the provision for loan losses was $2,410,000, compared to $2,770,000 for the same period in 2010. The provision for loan losses decreased in 2011 as compared to 2010 as a result of a lower level of historic charge-offs at September 30, 2011 as compared to September 30, 2010.  The historic charge-offs are primarily tied to the construction and real estate development industry, which has continued to experience a prolonged downturn throughout 2010 and the first nine months of 2011.  However, the Bank has seen its outstanding balances in these categories of loans decline as a result of the overall slowdown in the housing market.  The historic charge-offs are part of the calculation used to determine the adequacy of the loan loss reserve.  The nature of the process by which the Company determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

For the quarterly period ended September 30, 2011, the Bank provided $610,000 to the allowance for loan losses.  This is a decrease of $690,000 compared to the second quarter of 2011 and a decrease of $740,000 compared to the same time period during 2010.

The following table summarizes information concerning the allowance for loan losses for the three-month and nine-month periods ended September 30, 2011 and 2010.  Dollar amounts are in thousands.

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2011	2010	2011	2010

Balance at beginning of period	$4,490	$3,552	$3,528	$3,497
Charges-offs:
Commercial, financial and agricultural	-	150	310	150
Installment	9	13	86	32
Real Estate	50	1,186	539	2,552
Total charge-offs	59	1,349	935	2,734
Recoveries:
Commercial, financial and agricultural	2	-	6	6
Installment	7	17	21	24
Real Estate	2	-	22	7
Total recoveries	11	17	49	37
Net charge-offs	48	1,332	886	2,697
Provisions charged to operations	610	1,350	2,410	2,770
Balance at end of period	$5,052	$3,570	$5,052	$3,570
Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.77%	0.56%	1.54%

Other income for the first nine months of 2011 decreased $398,000 (18.52%) compared to the first nine months of 2010. This decrease is primarily attributable to decreases of $206,000 in income on other real estate owned, $76,000 in net gains on the sale of investment securities, and a $151,000 decrease in non-sufficient funds service charges, offset by an increase of $50,000 in ATM fees.

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

Other expenses for the first nine months of 2011 decreased $966,000 (13.02%) compared to the first nine months in 2010. The decrease is attributable to a decrease in losses on other real estate owned of $625,000, a decrease in loan and a decrease in salaries and employee benefits expense of $70,000, offset by an increase in non-loan related charge-offs and forgeries of $84,000.

The reduction in losses on other real estate owned is due to fewer write-downs on foreclosed properties.  The Bank continues to acquire updated appraisals as required by banking regulations.  During 2010, the Bank sold a motel and realized a loss of $204,000 on the sale in addition to writing down several properties as updated appraisals were received.  The reduction in salaries and benefits expense is primarily due the Bank having fewer employees in 2011 as compared to 2010.  This reduction in employees is due to attrition of the Bank’s work force and a reduction in force initiative implemented by management of the Bank in late July 2011.  The goal of the reduction in force initiative was to reduce salaries expense by 10% on an annualized basis.  This reduction was accomplished through a combination of lay-offs, salary cuts, hour reductions and furlough days for employees.  As a result, the Bank has reduced its full-time equivalent employees from 87 full-time equivalent employees at January 1, 2010 to 76.5 full-time equivalent employees at September 30, 2011.

The increase in non-loan related charge-offs and forgeries during the first nine months of 2011 is primarily due to a significant increase in debit card disputes due to compromised debit cards.  The Bank experienced $90,000 in debit card losses during the first nine months of 2011, compared to losses of $20,000 during the same time period in 2010.

For the nine months ended September 30, 2011, the Company showed an income tax expense benefit of $157,000.

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

At September 30, 2011, the difference between the Bank’s liabilities and assets repricing or maturing within one year, after applying the betas, was $48,124,000, indicating that the Bank was asset sensitive.  Due to a large percentage of the Bank’s floating rate loans being currently priced at floor rates, meaning that the loans will not reprice in a falling rate environment, rate shock data show that the Bank’s net interest income would increase $454,000 on an annual basis if rates increased 100 basis points, and would decrease $101,000 on an annual basis if rates decreased 100 basis points.

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

The Company monitors its liquidity position weekly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Company’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Company’s deposit liabilities.  At September 30, 2011, the Company’s liquidity ratio was 25.2%.  This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Company maintains relationships with correspondent banks that can provide it with funds on short notice, if needed through secured lines of credit and securities repurchase agreements.  Additional liquidity is provided to the Company through available Federal Home Loan Bank advances, none of which were outstanding at September 30, 2011.

During the first nine months of 2011, cash and cash equivalents decreased $7,401,000 to a total of $22,558,000 at September 30, 2011.  Cash inflows from operations totaled $2,152,000 during the first nine months of 2011, while outflows from financing activities totaled $20,891,000, comprised of net decreases of $7,867,000 in deposits and net decreases in securities sold under repurchase agreements of $13,024,000.

Investing activities provided $11,338,000 of cash and cash equivalents, consisting primarily of proceeds from calls, maturities and paydowns of investment securities of $19,049,000, net decreases in loans of $7,497,000 and proceeds from the sales of investment securities of $13,770,000, offset by purchases of investment securities of $29,163,000.  At September 30, 2011, the Bank had $73,183,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of the involvement of the Company in particular classes of financial instruments.  At September 30, 2011, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $20,720,000 and $437,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at September 30, 2011 and December 31, 2010, based on the regulatory capital requirements of federal banking agencies.  The capital ratios of the Company are essentially the same as those of the Bank at September 30, 2011 and December 31, 2010 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios	September 30, 2011	December 31, 2010

Tier 1 Capital, Actual	12.7%	12.9%
Tier 1 Capital minimum requirement	4.0%	4.0%

Excess	8.7%	8.9%

Total Capital, Actual	13.9%	14.2%
Total Capital minimum requirement	8.0%	8.0%

Excess	5.9%	6.2%

Leverage Ratio

Tier 1 Capital to adjusted total assets	7.9%	8.1%
Minimum leverage requirement	4.0%	4.0%

Excess	3.9%	4.1%

Item 3.   Qualitative and Quantitative Disclosures about Market Risk.

Not applicable because the registrant is a smaller reporting company.

Item 4T.  Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of September 30, 2011.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

______________
*Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          OCONEE FINANCIAL CORPORATION

By:  /s/ B. Amrey Harden
       B. Amrey Harden, President and CEO
       (Principal Executive Officer)

Date:    November 14, 2011

By:   /s/ Steven A. Rogers
       Steven A. Rogers, Vice President and CFO
       (Principal Accounting Officer)

Date:    November 14, 2011