Form 10-K
period 2011-12-31
OCONEE FINANCIAL CORP
filed 2012-03-30
CIK 1076691

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2011

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  As of March 30, 2012:  552,016 shares of common stock with an aggregate value of $14,126,089 (based on approximate book value of the common stock).

As of March 30, 2012, there were issued and outstanding 899,815 shares of common stock.

Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement for the 2012 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

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

At December 31, 2011, the Bank’s total assets were $259,846,000, compared to $279,368,000 at year-end 2010.  Over the past 5 years, total assets of the Bank have declined by $76,662,000, representing a decrease of 22.8%.

Services

The Bank is a community oriented, full-service commercial bank, headquartered in Oconee County, Georgia with four full-service banking offices and five automated teller machines (“ATMs”).  The Bank places an emphasis on retail and small business banking, and offers customary banking services such as consumer and commercial checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, safe deposit facilities, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, offers lines of credit, VISA and MasterCard accounts, and provides a variety of other banking services.

Markets

The Bank operates primarily in Oconee and Athens-Clarke Counties in Georgia.  The Bank’s secondary market is defined as other counties contiguous to Oconee County, which include Greene, Morgan, Walton, and Barrow Counties, and the rest of the Athens Metropolitan Statistical Area.

Oconee County has been named as one of the best places to live in rural America by a national publication.  Average household income for Oconee County in 2009 was $74,630, which ranked it as the third highest in the state of Georgia.  While overall unemployment remains at historically high levels, Oconee County had the lowest level of unemployment of any county in Georgia in 2010, at 6.6%.  Home sales have slowed down significantly over the past three years, but the location of Oconee County, connected to the major markets of Atlanta, Augusta, and Macon via several well-developed arteries, continues to make it a very desirable location in which to live and work.

Deposits

The Bank offers a full range of deposit accounts and services to individuals and businesses.  At December 31, 2011, the Bank’s deposit base totaled $236,612,000 and consisted of the following types of accounts:

	Amount	Percentage
	(In thousands)
Non-interest bearing demand deposits	$34,024	14.4%
Interest-bearing NOW accounts	53,499	22.6%
Money market deposit accounts	11,773	5.0%
Savings deposits	41,499	17.5%
Time deposits of less than $100,000	45,079	19.1%
Time deposits of $100,000 or more	38,678	16.3%
Individual retirement accounts	12,060	5.1%
Total Deposits	$236,612	100.0%

Management of the Bank believes that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans

The Bank makes both secured and unsecured loans to individuals and businesses.  At December 31, 2011 the Bank’s loan portfolio totaled $143,931,000, consisting of the following categories of loans:

	Amount	Percentage
	(In thousands)
Commercial, financial and agricultural	$18,582	12.9%
Real estate – mortgage	108,974	75.7%
Real estate –construction	11,057	7.7%
Consumer	5,318	3.7%
Total loans	$143,931	100.0%

The following table shows the change in loans, deposits, capital, and total assets at December 31, for the years ended 2006-2011 (dollar amounts are in millions):

	2011	2010	2009	2008	2007	2006	5-Year Decline
Loans	$143.9	$162.9	$179.8	$195.8	$199.8	$217.9	$74.0
Deposits	236.6	242.9	250.4	275.0	286.5	304.0	67.4
Capital	22.2	22.9	24.7	25.8	29.3	26.7	4.5
Total Assets	259.8	279.4	285.3	308.2	321.3	336.5	76.7

The Bank experienced declines in loans, deposits, total assets and capital during 2011.  Like many financial institutions across the United States, the Bank’s operations have been negatively affected by the current economic environment.  The recession reduced liquidity and credit quality within the banking system and negatively impacted the labor, capital and real estate markets.  Dramatic declines in the housing market have negatively affected the credit performance of our residential construction and development loans.  The economic recession also lowered commercial and residential real estate values and substantially reduced general business activity and investment.  Combined, the deterioration in the residential and the commercial real estate markets has materially increased our level of nonperforming assets and charge-offs of problem loans over the past four years.  The Bank has seen slight improvement in its level of nonperforming assets during 2011 and 2010 and will continue to manage these assets aggressively in order to further reduce levels going forward.  These market conditions and the tightening of credit have led to increased delinquencies in our loan portfolio, increased market volatility, added pressure on our capital, a lower net  interest margin and net losses in the prior four years.

The decrease in deposits during 2011 was primarily due to management’s decision to lower the balance of outstanding time deposits through lower interest rates in order to better match the Bank’s funding with its loan demand, which has continued to be slow due to the prolonged economic slowdown over the past several years.  The reductions in loans and deposits, and the corresponding reduction in total assets during 2011 were the result of a strategic decision by management to shrink the Bank’s balance sheet in order to protect capital ratios in light of a declining level of capital as a result of net operating losses since 2008.

As of December 31, 2011, the Bank had concentrations of loans to the housing industry and loans to the hotel and motel industry.  Outstanding construction and development loans, all of which are secured by real estate, totaled $11,057,000, which represented 7.7% of the Bank’s loan portfolio and 57.9% of the Bank’s Tier 1 equity capital at December 31, 2011.  As of December 31, 2011, the Bank’s established guideline for this concentration is to be at a balance that represents less than 210% of Tier 1 equity capital.  The market for residential real estate and development continued to be slow during 2011, primarily in the area of new residential development and speculative housing construction, resulting in a decrease in demand for loans funding this industry.

As of December 31, 2011, the outstanding balances for hotel and motel industry loans totaled $19,767,000, which represented 13.7% of the Bank’s total loan portfolio and 103.4% of the Bank’s Tier 1 equity capital.  As of December 31, 2011, the Bank’s established guideline for this concentration is to be at a balance that represents less than 100% of Tier 1 equity capital.

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

Generally, all of the Bank’s securities are classified as “Available for Sale”.  As of December 31, 2011, investment securities totaled $83,374,000.

The primary risks in the Bank’s securities portfolio consist of two types:

(1)
Credit risk, or the risk of default of the issuer.  Government-sponsored agency securities comprised 83.0% of the portfolio; the credit risk associated with these securities is primarily limited to the risk of default of the U.S. Government and its agencies.  State, County, and Municipal bonds represent 15.8% of the portfolio with the credit risk limited to the risk of default of the issuing authorities.  Other debt securities comprised 1.2% of the portfolio with the credit risk being the risk of default of the issuer of the debt security.

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

Competition

The Bank competes in Oconee County with eight other commercial banks.  With three full-service banking offices within Oconee County, the Bank is the market leader in Oconee County in terms of assets, deposits, facility locations, and market coverage.

The following table shows deposits by financial institution along with market share in Oconee County for the period ended June 30, 2011 (dollars in thousands):

	Total Deposits	Deposit Market Share
Oconee State Bank	$221,794	38.3%
Athens First Bank & Trust Company	115,660	19.9%
BankSouth	63,970	11.0%
Bank of America, N.A.	63,507	11.0%
CertusBank, N.A.	35,250	6.1%
First American Bank & Trust Company	25,683	4.4%
SCBT, N.A.	21,104	3.6%
SunTrust Bank	19,487	3.4%
Bank of the Ozarks	13,258	2.3%
Total deposits	$579,713	100.0%

The Bank also competes in Athens-Clark County.  There are thirteen other commercial banks in Athens-Clarke County, five of which have offices in Oconee County.  As of June 30, 2011, the other thirteen banks located in Athens-Clarke County held deposits totaling $2,097,268,000.  The Bank’s physical presence in Athens-Clarke County is limited to a full-service in-store branch in the East Athens Wal-Mart Supercenter.

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

The provisions of the Order will remain effective until modified, terminated suspended or set aside by the FDIC.  Management of the Bank has developed a plan for compliance with the Order and has been given authority by the Board of Directors to institute that plan.  The primary focuses of the plan going forward will be reducing classified and non-performing assets, maintaining adequate levels of capital and returning the Bank to profitable operating levels.  As of the date of this filing, the Bank was in full compliance with all provisions within the Order with the exception of the stipulation requiring the Bank to maintain a Tier 1 (Leverage) Capital ratio of not less than 8%.  As of December 31, 2011, the Bank’s Tier 1 (Leverage) Capital ratio was 7.22%.

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

The payment of dividends by Oconee and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2011, no dividends could be declared without regulatory approval as a result of one of the stipulations within the Order issued to the Bank by the FDIC on August 18, 2009.

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

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have (1) a minimum level of total capital to risk-weighted assets of 8%; (2) a minimum Tier 1 Capital to risk-weighted assets of 4%; and (3) a minimum shareholders’ equity to risk-weighted assets of 4%.  In addition, the Federal Reserve and the FDIC have established a minimum 4% leverage ratio of Tier 1 Capital to total assets for all but the most highly rated banks and bank holding companies.  “Tier 1 Capital” generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles.  The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than 4% if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve.  The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The FDIC and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

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

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has tangible equity to total assets of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Although its capital ratios fall within the “well capitalized” minimums, the Bank is currently considered “adequately capitalized” due to regulatory guidelines which prevent any bank under a consent order being categorized as “well capitalized.”

Set forth below are pertinent capital ratios for the Bank as of December 31, 2011 and 2010:

	2011	2010
Total Risk-Based Capital	13.3%	14.2%
Tier 1 Risk-Based Capital	12.0%	12.9%
Leverage Ratio (Tier 1 Capital to Average Total Assets)	7.2%	8.1%

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

On December 20, 2011, the Federal Reserve announced its intention to implement substantially all of the Basel III rules. Although the regulatory agencies have not yet published a notice of proposed rulemaking to implement Basel III, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012. We anticipate that the Basel III capital framework as adopted in the United States will establish substantially higher capital requirements than currently apply for institutions with $50 billion or more in total assets.  The application of the Basel III liquidity framework to bank holding companies with less than $50 billion of total assets is less certain.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010.  The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector.  Among other things, the Dodd-Frank Act included the following provisions:

-
Created a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws.  Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions;

-	Established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk;
-
Implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all companies whose securities are registered with the SEC, not just financial institutions;

-	Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;
-
Provided that interchange fees for debit cards will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard.  This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve adopted regulations for banks with total assets exceeding $10 billion, setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards.  At this time it is uncertain whether this new fee structure will impact us;

-
Applied the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies and require the FDIC and Federal Reserve to seek to make their respective capital requirements for state nonmember banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

-
Made permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions;

-	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and
-
Required the regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012.  The statutory provision is commonly called the “Volcker Rule”.  In October 2011, regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which were due by February 13, 2012.  The proposed rules are highly complex, and many aspects of their application remain uncertain.  Based on the proposed rules, we do not currently anticipate that the Volcker Rule will have a material effect on us or the Bank’s operations because neither entity engages in the businesses prohibited by the Volcker Rule.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Incentive Compensation.  In 2010, the federal banking agencies issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions like ours that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the financial institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.

The federal banking agencies have proposed rule-making implementing provisions of the Dodd-Frank Act to prohibit incentive-based compensation plans that expose “covered financial institutions” to inappropriate risks. Covered financial institutions are institutions that have over $1 billion in assets and offer incentive-based compensation programs. The proposed rules would:

•	provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks,

•	be compatible with effective internal controls and risk management, and

•	be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors and appropriate policies, procedures and monitoring.

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate its key employees.

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

Employees

At December 31, 2011, the Bank had 65 full-time employees and 19 part-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

Forward Looking Statements

Information provided by Oconee may constitute “forward-looking” statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties.  Any statements made in this Annual Report on Form 10-K including any statements incorporated by reference, which are not statements of historical fact, are forward-looking statements.  These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to:

•	Our ability to comply with the Order currently applicable to the Bank;
•	the conditions in the banking system, financial markets and economic conditions generally;
•	our ability to raise capital;
•	our ability to maintain liquidity or access other sources of funding;
•	our construction and land development loans;
•	asset quality;
•	the adequacy of the allowance for loan losses;
•	material unforeseen changes in the financial stability and liquidity of Oconee’s credit customers,
•	technology changes, difficulties or failures;
•	our ability to execute our business strategy;
•	the loss of key personnel;
•	economic conditions (both generally in the United States and in the markets where Oconee operates);
•	competition from other providers of financial services;
•	the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations;
•	changes in regulation and monetary and fiscal policies and laws, including Federal Reserve interest rate policies;
•	inflation or fluctuation in market conditions;
•	losses due to fraudulent and negligent conduct of customers, service providers and employees;
•	changes in or application of environmental and other laws and regulations to which we are subject;
•	political, legal and local economic conditions and developments;
•	financial market conditions and the results of financing efforts;
•	consumer income levels and spending and savings habits changes
•	changes in interest rates;
•	weather, natural disasters and other catastrophic events, and other factors discussed in our other filings with the Securities and Exchange Commission; and
•	Oconee’s ability to manage the foregoing risks and factors; all of which are difficult to predict and which may be beyond the control of Oconee

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

Liquidity is essential to our businesses.  Our capital resources and liquidity could be negatively impacted by disruptions in our ability to access these sources of funding.  With increased concerns about bank failures, traditional deposit customers are increasingly concerned about the extent to which their deposits are insured by the FDIC.  Customers may withdraw deposits from our subsidiary bank in an effort to ensure that the amount that they have on deposit is fully insured.  Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding.  Other financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally and, given recent downturns in the economy, there may not be a viable market for raising short or long-term debt or equity capital.  In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects.  Such negative perceptions could be developed if we are downgraded or put on (or remain on) negative watch by the rating agencies, we suffer a decline in the level of our business activity or regulatory authorities take significant action against us, among other reasons.  If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities.  We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.

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

Oconee’s construction and land development loan portfolio was $8,342,000 at December 31, 2011, comprising 5.8% of total loans.  Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals.  In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis.  In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending.  Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

A deterioration in asset quality could have an adverse impact on Oconee.

A significant source of risk for Oconee arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans.  With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events.  In addition, decreases in real estate property values due to the nature of the Bank’s loan portfolio, over 83% of which is secured by real estate, could affect the ability of customers to repay their loans.  The Bank’s loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on Oconee’s business, financial condition, results of operations, or liquidity.

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

Because of the geographic concentration of Oconee’s operations, its success significantly depends largely upon economic conditions in this area, which include volatility in the agricultural market, influx and outflow of major employers in the area, minimal population growth throughout the region.  Deterioration in economic conditions in the communities in which Oconee operates could adversely affect the quality of Oconee’s loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on Oconee’s business, financial condition, results of operations or liquidity.  Oconee is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act created a new Consumer Financial Protection Bureau with the power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, are subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies have retained examination and enforcement authority for such institutions.  The Dodd-Frank Act also established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk, made permanent the $250,000 limit for federal deposit insurance, provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions and repealed the federal prohibitions on the payment of interest on demand deposits.  Among other things, the Dodd-Frank Act included provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

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

ITEM 2.      PROPERTIES.

The Bank operates four full-service banking offices and one support services space as follows:

(1)	Main Office 35 North Main Street Watkinsville, Georgia 30677	(4)	East Athens Wal-Mart Supercenter (In-Store Full Service Branch) 4375 Lexington Road Athens, Georgia 30605

(2)	Bogart Branch U.S. Highway 78 Bogart, Georgia 30622	(5)	Operations Center 7920 Macon Highway Watkinsville, Georgia 30677

(3)	Butler’s Crossing Branch 2000 Experiment Station Road Watkinsville, Georgia 30677

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

Markets For Capital Stock and Dividends

Oconee’s common stock, its only class of equity securities, is not traded on an established public trading market.  The following table sets forth certain information regarding trades of Oconee common stock known by management for the indicated periods:

	Number of	Aggregate	Size of Trades		Price of Trades
Year	Trades	Shares	Smallest	Largest	Lowest	Highest
2011	21	3,190	10 shares	600 shares	$16.00	$30.00
2010	5	1,000	20 shares	560 shares	$30.00	$33.34

At March 30, 2012, there were approximately 726 recordholders of Oconee common stock and 899,815 shares issued and outstanding.

Due to a stipulation within the Order that the Bank entered into with the FDIC on August 18, 2009, Oconee did not declare a cash dividend to shareholders in 2011 or 2010.  As long as the Order with the FDIC is in place, the Bank is prohibited from paying dividends to Oconee Financial Corporation without prior approval from regulatory authorities.  Therefore, through the duration of the Consent Order, Oconee will not be able to declare a dividend to shareholders since the Company is dependent upon the Bank to provide funding for shareholder dividends.  While Oconee intends to continue paying cash dividends contingent on its return to profitability, no assurance can be given that dividends will be declared in the future.  The amount and frequency of dividends is determined by Oconee’s Board of Directors upon their consideration of various factors, which include Oconee’s financial condition and results of operations, investment opportunities available to Oconee, changes in regulatory capital requirements, tax consideration and general economic conditions.  See “Supervision and Regulation – Payment of Dividends.”

Oconee has not sold any unregistered securities within the past two years.

Oconee does not have any equity compensation plans.

Share Repurchases

Oconee did not repurchase any shares of stock during 2011 or 2010.

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

Selected Financial Information

	2011	2010	2009	2008	2007
	(Amounts in thousands, except per share data)
Net interest income	$8,719	$8,537	$7,241	$7,893	$11,443
Other income	2,248	2,916	3,262	2,964	2,708
Provision for loan losses	4,250	3,370	2,140	7,463	330
Net earnings (loss)	(2,125)	(1,075)	(1,200)	(3,426)	3,268
Net earnings (loss) per common share	(2.36)	(1.19)	(1.33)	(3.81)	3.63
Total assets	259,846	279,368	285,299	308,156	321,313
Cash dividends declared per common share	-	-	-	-	1.15

RESULTS OF OPERATIONS

Net Interest Income

The Company’s earnings depend to a large degree on net interest income, which is the difference between the interest income received from its earning assets (such as loans, investment securities, federal funds sold, etc.) and the interest expense that is paid on its deposits and other borrowings.

Like many financial institutions across the United States, the Company’s operations have been negatively affected by the current economic environment.  The recession reduced liquidity and credit quality within the banking system and negatively impacted the labor, capital and real estate markets.  Dramatic declines in the housing market have negatively affected the credit performance of our residential construction and development loans.  The economic recession also lowered commercial real estate values and substantially reduced general business activity and investment.  Combined, the deterioration in the residential and the commercial real estate markets has materially increased our level of nonperforming assets and charge-offs of problem loans.  These market conditions and the tightening of credit have led to increased delinquencies in our loan portfolio, increased market volatility, added pressure on our capital, a lower net  interest margin and net losses.

Net interest income in 2011, which was $8,719,000, increased by $182,000, or 2.13%, as compared to 2010.  Net interest income increased as a result of a decrease in interest expense of $1,477,000, offset by a decrease in interest income of $1,295,000.  The decrease in interest income during 2011 was due primarily to a lower average balance of outstanding interest-earning assets during 2011 as compared to 2010.  Average interest-earning assets during 2011 were $251,761,000, a reduction of $9,707,000 as compared to 2010 average levels.  The primary reason for the lower average balance of outstanding interest-earning assets was a decrease in average outstanding loans of $17,346,000, offset by an increase in average investment securities of $8,221,000.

The decrease in interest expense in 2011 as compared to 2010 was primarily due to the lower local interest rate environment in 2011 as compared to 2010, which continued a trend from the previous year.  The continued lower interest rate environment allowed management to reprice time deposits at lower interest rates as they came due during 2011.  Net interest margin increased to 3.46% in 2011 as compared to 3.27% in 2010 as a result of the decrease in interest expense impacting the Bank more than the reduction in interest income.

The reductions in assets, loans and deposits during 2011 were the result of a continued strategic decision by management to shrink the Bank’s balance sheet in order to protect capital ratios in light of a declining level of capital as a result of net operating losses since 2008.

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

Table 1 below sets forth the average balances for each category of interest-earning assets and interest-bearing liabilities and the average rates of interest earned or paid thereon for the years ended December 31, 2011 and 2010.  Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.  Loan fees of $324,000 and $345,000 are included in the yields for 2011 and 2010, respectively.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity, and yields are not calculated on a tax equivalent basis.

Table 1
Average Balance Sheets and Interest Rates

	For the Years Ended December 31,

	2011			2010

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest earning assets:
Investment securities:
Taxable	$63,390,997	2,083,746	3.29%	$56,521,405	2,318,366	4.10%
Non-taxable	12,591,175	598,863	4.76%	11,199,672	532,426	4.75%
Restricted equity Securities	516,158	4,233	0.82%	556,300	1,892	0.34%
Interest-bearing due from banks	19,493,070	46,965	0.24%	20,075,464	44,621	0.22%
Loans (including loan fees) (1)	155,769,536	8,152,604	5.23%	173,115,618	9,283,469	5.36%
Total interest-earning assets	251,760,936	10,886,411	4.32%	261,468,459	12,180,774	4.66%
Allowance for loan losses	(4,215,840)			(3,565,704)
Cash and non-interest earning due from banks	4,398,238			4,595,082
Other assets	15,304,723			16,708,888
Total assets	267,248,057			279,206,725
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	60,985,313	212,946	0.35%	54,087,360	237,404	0.44%
Savings	42,808,537	215,529	0.50%	40,920,516	396,731	0.97%
Time	103,027,222	1,642,576	1.59%	118,468,067	2,679,459	2.26%
Federal Funds purchased	71	-	-	96	-	-
Securities sold under repurchase agreements	5,932,950	96,352	1.62%	12,220,616	330,026	2.70%
Total interest bearing liabilities	212,754,093	2,167,403	1.02%	225,696,655	3,643,620	1.61%
Non-interest bearing deposits	31,122,999			28,270,256
Other liabilities	63,635			213,630
Total liabilities	243,940,727			254,180,541
Shareholders’ equity	23,307,330			25,026,184
Total liabilities and shareholders’ equity	267,248,057			279,206,725
Excess of interest-bearing assets over interest-bearing liabilities	39,006,843			35,771,804
Ratio of interest-earning assets to interest -bearing liabilities	118.33%			115.60%
Net interest income		8,719,008			8,537,154
Net interest spread			3.31%			3.05%
Net interest margin (2)			3.46%			3.27%

(1) Average nonaccrual loans of $16,891,956 and $16,521,343 are included in total loans as of December 31, 2011 and 2010, respectively.
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

Table 2
Volume-Rate Analysis

	2011 over 2010 Increase (decrease) due to changes in:
	Volume	Rate	Total
Interest income on:
Investment securities
Taxable	$259,390	$(494,010)	$(234,620)
Non-taxable	65,330	1,107	66,437
Restricted equity securities	(145)	2,486	2,341
Interest-bearing due from banks	(5,211)	7,555	2,344
Loans (including loan fees)	(910,480)	(220,385)	(1,130,865)
Total interest earning assets	(591,116)	(703,247)	(1,294,363)
Interest expense on:
Deposits:
Interest bearing demand	27,997	(52,455)	(24,458)
Savings	17,689	(198,891)	(181,202)
Time	(316,648)	(720,235)	(1,036,883)
Securities sold under repurchase agreements	(131,467)	(102,207)	(233,674)
Total interest bearing liabilities	(402,429)	(1,073,788)	(1,476,217)
Net interest income	$(188,687)	$370,541	$181,854

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

The provision for loan losses in 2011 was $4,250,000 compared to $3,370,000 in 2010.  The increase in the provision for loan losses is primarily due to an increase in net charge-offs in 2011 as compared to 2010.

The allowance for loan losses represented approximately 1.92% of total loans outstanding at December 31, 2011 compared to 2.16% at December 31, 2010.  Net charge-offs for 2011 increased to $5,017,000, compared to $3,340,000 during 2010.  Net charge-offs as a percentage of the provision for loan losses were 118.1% and 99.1% for the years ended December 31, 2011 and 2010, respectively.  Management evaluates the sufficiency of the loan loss reserve on a monthly basis through a detailed analysis process whereby the various types of performing loans are analyzed based on historical charge-offs.  The majority of the impaired loan relationships are evaluated individually for potential losses and all impaired loans less than $500,000 are evaluated collectively.  As a result of its analysis at December 31, 2011, management believes that the level of the allowance is appropriate based on our evaluation of the loan portfolio and current economic conditions.

The provision for loan losses in 2010 was $3,370,000 compared to $2,140,000 in 2009.  The increase in the provision for loan losses is primarily due to an increase in net charge-offs in 2010 as compared to 2009.

Nonaccrual loans at December 31, 2011 totaled $13,226,000, a reduction of $3,132,000 compared to the December 31, 2010 balance of $16,358,000.  As compared to balances at December 31, 2009, the Bank had seen a total reduction of $15,546,000 in nonaccrual loans during the past two years.

The allowance for loan losses represented approximately 2.16% of total loans outstanding at December 31, 2010 compared to 1.95% at December 31, 2009.  Net charge-offs for 2010 increased to $3,340,000, compared to $2,858,000 during 2009.  Net charge-offs as a percentage of the provision for loan losses were 99.1% and 133.6% for the years ended December 31, 2010 and 2009, respectively.

Other Income

Other income of $2,248,000 in 2011 decreased from 2010 by $668,000 or 22.9%, due primarily to a decrease in net gains on investment sales of $326,000, a decrease in income on other real estate owned of $207,000 and a decrease in fees on checks written against insufficient funds of $155,000.  The decrease in net gains on investment sales is due to less activity in sales of investments in 2011 as compared to 2010.  The decrease in income from other real estate owned is due to income generated by the operations of a motel upon which the Bank foreclosed in early 2009.  The Bank operated the motel during 2009 and 2010 under a contract with a hospitality management company while the Bank marketed the motel property for sale.  The motel was sold in May 2010, which resulted in the Bank collecting less income from the property in 2011 as compared to 2010.

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

Other Expense

Other expenses decreased by $1,167,000 or 11.5% in 2011 as compared to 2010.  The decrease in other expenses is primarily attributable to a decrease in losses and write-downs on other real estate owned of $852,000, a decrease in expenses on other real estate owned of $417,000, a decrease in regulatory fees of $202,000, and a decrease in salaries and employee benefits expense of $178,000 in 2011 as compared to 2010.  These decreases were offset by increases in loan and collection expenses of $286,000 and an increase in other professional fees of $106,000 in 2011 as compared to 2010.  The decrease in losses and write-down on loans was due to an elevated level of write-downs in 2010 that was primarily due to updated appraisals that were received after the properties were foreclosed upon in 2010.  In addition, the Bank realized a loss of $187,000 on the sale of the previously-mentioned motel in May 2010.  Regulatory fees decreased in 2011 as a result of the FDIC’s updated premium calculation method utilizing the Bank’s tangible capital as the basis for the calculation as opposed to the Bank’s deposit base.  Finally, salaries and employee benefits decreased primarily as a result of a reduction in force initiative that the Bank implemented in July 2011.  Through selective lay-offs, pay cuts and furlough days for employees, the Bank was able to reduce employee-related expenses significantly.

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

Income Tax Expense (Benefit)

The Company had an effective tax benefit rate of 4.62% and 46.99% for the years ended December 31, 2011 and 2010, respectively.  The effective rate for 2011 was significantly lower due to management’s decision to suspend accruing further income tax benefits in an effort to avoid having deferred tax benefits accrued that are not likely to be utilized within a reasonable amount of time.

Management believes that based on generally accepted accounting principles and our particular facts and circumstances, both positive and negative, it is more likely than not that the Company’s deferred tax assets will be realized in full within four to seven years and that our net operating loss carry-forwards will be realized in full within seven years.  Accordingly, management has determined that no valuation allowance of the Company’s net deferred income taxes is required.  Management will continue to evaluate the Company’s deferred tax assets position on an ongoing basis and provide a valuation allowance, if necessary, in future periods based on management’s assessment of the factors as of such dates.

ANALYSIS OF FINANCIAL CONDITION

Summary

During 2011, average total assets decreased $11,959,000 (4.3%) from 2010.  Average total deposits decreased $10,090,000 (4.0%) in 2011 from 2010.  Average loans decreased $17,716,000 (11.3%) in 2011 as compared to 2010.

Year-end balances at December 31, 2011 and 2010 reflect a decrease in total assets of $19,522,000 (7.0%) from 2010 to 2011.  Total deposits decreased $6,305,000 (2.6%) from 2010 to 2011.  Total loans decreased $19,000,000 (11.7%) from 2010 to 2011.

Total loans declined during 2011 primarily as a result of a continued slowdown in the housing industry, both nationally, and more prominently, in the Bank’s market area.  A continued overall economic slowdown lessened the demand for new housing construction and development.  Total deposits declined due to loan payoffs supplying the needed liquidity to fund new loans and also a decision by management to lower interest rates paid on deposits in an effort to minimize interest expense.  In addition, management of the Bank implemented a plan to shrink the balance sheet in an effort to protect the Bank’s capital ratios due to the Bank’s capital base shrinking during 2011 and 2010 as a result of net operating losses.

Investment Securities

All of the Company’s investment securities are classified as available-for-sale (“AFS”).  At December 31, 2011, the market value of AFS securities totaled $83,374,000, compared to $73,998,000 at December 31, 2010.  Table 3 presents the market value of AFS securities at December 31, 2011 and 2010.

Table 3
Investment Portfolio

	2011	2010
Available for sale
State, county and municipal	$13,148,293	$11,644,003
Government-sponsored agencies	12,760,942	27,301,294
Mortgage-backed	56,496,798	33,559,925
Other debt securities	968,200	1,492,703
Totals	$83,374,233	$73,997,925

The composition of the investment securities portfolio reflects the Company’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income.  The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Table 4 presents the AFS securities held by the Company by maturity category at December 31, 2011.  Yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity and yields are not calculated on a tax equivalent basis.

Table 4
Maturity Distribution and Weighted Average Yield on Investments (1)

	Government- Sponsored Agencies	Mortgage- Backed Securities	State, County and Municipal	Other Debt Securities	Weighted Average Yields

Within 1 year	$-	$-	$962,400	$-	4.25%
After 1 through 5 years	-	-	587,208	968,200	5.67%
After 5 through 10 years	4,258,180	3,848,991	1,796,520	-	2.90%
After 10 years	8,502,762	52,647,807	9,802,165	-	3.62%
Totals	$12,760,942	$56,496,798	$13,148,293	$968,200	3.58%

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

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

The composition of the Company’s loan portfolio at December 31 for each of the past 5 years is presented in Table 5.

Table 5
Loan Portfolio
	2011	2010	2009	2008	2007
Commercial, financial and agricultural	$18,581,723	25,198,562	28,392,933	28,028,762	22,229,689
Real estate – construction	11,057,312	16,334,644	30,368,950	54,465,394	64,077,793
Real estate - mortgage	108,974,230	115,667,560	114,252,957	105,459,965	104,703,465
Consumer	5,368,497	5,780,956	6,822,942	7,818,286	8,820,318
	143,981,762	162,981,722	179,837,782	195,772,407	199,831,265
Less: Allowance for loan losses	(2,760,160)	(3,527,567)	(3,497,292)	(4,215,262)	(3,335,825)
Loans, net	$141,221,602	159,454,155	176,340,490	191,557,145	196,495,440

As of December 31, 2011, loans outstanding were $143,982,000, a decrease of $19,000,000 or 11.7% over the December 31, 2010 balance of $162,982,000.  The Bank’s loan portfolio continued to decline due to the continued slowdown in the housing industry and overall economy resulting in a lower demand for virtually all loan types.

Table 6 identifies the maturities of commercial and real estate construction (including acquisition and development) loans as of December 31, 2011 and addresses the sensitivity of these loans to changes in interest rates.  Not included in the loan totals are nonaccrual loans of $785,606 and $4,965,700 in commercial, financial and agricultural loans and real estate construction loans, respectively.

Table 6
Maturity and Repricing Data for Loans
Maturity	Commercial, Financial and Agricultural	Real Estate Construction	Total
Within 1 year	$7,569,227	$4,026,794	$11,596,021
1 to 5 years	6,480,530	2,064,818	8,545,348
Over 5 years	3,746,360	-	3,746,360
Totals	$17,796,117	$6,091,612	$23,887,729

As of December 31, 2011, the interest terms of loans in the indicated classifications for the indicated maturity ranges in excess of one year are as follows:

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, financial and agricultural
1 to 5 years	$3,423,670	$3,056,860	$6,480,530
Over 5 years	$-	$3,746,360	$3,746,360

Real estate construction
1 to 5 years	$-	$2,064,818	$2,064,818
Over 5 years	$-	$-	$-

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment and estimate of the risks associated with extending credit and the evaluation by management of the quality of the loan portfolio.

Table 7 presents an analysis of the allowance for loan losses including charge-off activity.

Table 7
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

	2011	2010	2009	2008	2007
	(Amounts are presented in thousands)
Balance at beginning of year	$3,528	$3,497	$4,215	$3,336	$3,081
Charges-offs:
Commercial, financial and agricultural	310	190	84	54	55
Consumer	101	36	255	116	53
Real Estate	4,664	3,156	2,605	6,456	10
Total charge-offs	5,075	3,382	2,944	6,626	118
Recoveries:
Commercial, financial and agricultural	9	9	14	22	10
Consumer	25	28	26	17	31
Real Estate	23	6	46	3	2
Total recoveries	57	43	86	42	43
Net charge-offs	5,018	3,341	2,858	6,584	75
Provisions charged to operations	4,250	3,370	2,140	7,463	330
Balance at end of year	$2,760	$3,528	$3,497	$4,215	$3,336
Ratio of net charge-offs during the period to average loans outstanding during the period	3.22%	1.93%	1.50%	3.36%	.04%

At December 31, 2011, the Company had loan concentrations in the housing industry and in the hotel and motel industries.  The Company monitors these concentrations on a monthly basis to ensure that they do not exceed established internal guidelines.  The primary risks relating to the concentration in the housing industry is a downturn in the economy adversely affecting construction of new homes and developments of new housing communities and the impact of rising interest rates on variable rate mortgages.  The market for residential real estate and development continued to be slow during 2011 due to a downturn in the economy, primarily in the area of new residential development and speculative housing construction, resulting in a decrease in demand for loans funding this industry.  The Company’s primary risk relating to the hotel and motel industry loans is a slowdown in the travel industry.  The Company has established a maximum dollar amount of hotel and motel loans that it is willing to fund as a result of this slowdown.

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

During the year ended December 31, 2011, the Bank had net charge-offs of $5,018,000, as compared to $3,340,000 in net charge-offs during the year ended December 31, 2010.  Of the total charge-offs in 2011, $3,005,000 were write-downs of loans that were classified as impaired at December 31, 2011.  Of the total charge-offs in 2010, $2,630,000 were write-downs of loans that were classified as impaired at December 31, 2010.

For year-end 2011 and 2010 the allowance for loan losses was allocated as follows (in thousands):

As of December 31, 2011:	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$744	27.0%	12.9%
Real Estate - Construction	371	13.5%	7.7%
Consumer	106	3.8%	3.7%
Real Estate - Mortgage	1,516	54.9%	75.7%
Unallocated	23	0.8%	-
Total	$2,760	100.0%	100.0%

As of December 31, 2010:	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial, financial and agricultural	$1,040	29.5%	15.5%
Real Estate - Construction	1,417	40.1%	10.0%
Consumer	56	1.6%	3.5%
Real Estate - Mortgage	906	25.7%	71.0%
Unallocated	109	3.1%	-
Total	$3,528	100.0%	100.0%

Non-performing Assets

Non-performing assets, comprised of non-accrual loans, other real estate owned, other repossessed assets and loans for which payments are more than 90 days past due, totaled $19,844,000 at December 31, 2011 compared to $22,485,000 at December 31, 2010.   This decrease is attributable to decreases in nonaccrual loans of $3,132,000 and in loans more than 90 days past due of $674,000, offset by an increase in other real estate owned of $1,165,000.  The Bank has periodically evaluated the market value of the foreclosed properties through professional appraisals and market evaluations.  As a result of these evaluations, the Company recognized write-downs on foreclosed properties totaling $306,000 during 2011 and $1,207,000 in 2010.

A summary of non-performing assets at December 31 during the last past 5 fiscal years is presented in Table 8.

Table 8
Non-performing Assets
	December 31,
	2011	2010	2009	2008		2007

Other real estate and repossessions	$6,611,000	5,446,000	6,966,000	1,782,000		-
Accruing loans 90 days or more past due	7,000	681,000	-	24,000		-
Non-accrual loans	13,226,000	16,358,000	17,706,000	28,772,000		9,057,000
Interest on non-accrual loans which would have been reported	862,000	890,000	1,546,000	1,045,000		408,000
Interest recognized on non-accrual loans	56,000	95,000	24,000	188,000		285,000
Restructured debt	14,430,000	4,352,000	-	4,351,000	(1)	3,240,000	(1)

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

While we experienced a substantial increase in non-accrual loans between 2007 and 2008 as the general economic environment and the real estate markets in which we operate deteriorated, we have significantly reduced non-accrual loans over the past two years.  Non-accrual loans declined 7.6% from December 31, 2009 to December 31, 2010 and 19.1% from December 31, 2010 to December 31, 2011.  As part of those declines, we experienced an increase in other real estate and repossessions.  The Bank achieved reductions in classified assets that exceeded the required reductions in its Consent Order at all required dates.  The Bank has developed and maintains reduction plans to reduce classified assets at the borrower level and in the aggregate.  Additionally, the Bank maintains significant focus on achieving these reduction targets.

Non-accrual loans have the effect of reducing interest income of the Bank without a comparable reduction in expenses and classified assets reflect the overall asset quality of the Bank.  Increases in both of these areas are detrimental to the Bank’s overall profitability and to our efforts to achieve sufficient improvement in asset quality and justify the elimination of the Consent Order.

Management regularly monitors the loan portfolio to ensure that all loans are appropriately classified.  Should economic conditions continue to deteriorate, the inability of distressed customers to service their existing debt could cause even higher levels of non-performing loans.

At December 31, 2011 and 2010 , the Company identified $14,430,000 and $4,352,000, respectively as loans whose terms have been modified in troubled debt restructurings (“TDRs”).  Of this total at December 31, 2011, $12,804,000 was performing according to the modified terms, while $1,626,000 was  non-performing.  The increase in TDRs was the result of recasting and lengthening the amortization schedule on existing loans in order to work with customers who are struggling in the weak economy.  Additionally, TDRs were the subject of new guidance released by the Financial Accounting Standards Board (“FASB”) in the fall of 2010 through the first half of 2011.  This new guidance has provided additional clarity on the process of identifying TDRs and as a result, there is an increased focus on this area.  Management is not able to project the future levels of TDRs for the Bank; however, given the very nature of TDRs being vested in borrowers who are struggling financially, the likelihood of increased or decreased levels of these accounts going forward is highly dependent upon the economic conditions of our markets and the financial strength of our borrowers.  If conditions improve, these levels would be more likely to stabilize for a period and then decline.  If conditions remain weak or worsen, the opposite result would be likely.

The Company has allocated $593,000 and $268,000 of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2011 and 2010, respectively.  The Company has committed to lend no additional funds to customers with outstanding loans that are classified as TDRs.

Deposits

The Company uses deposits primarily to fund its loan and investment portfolios. The Company offers a variety of deposit accounts to individuals and businesses.  Deposit accounts include checking, savings, money market and time deposits.  As of December 31, 2011, total deposits were $236,612,000, a decrease of $6,305,000 or 2.6% as compared to the December 31, 2010 balance of $242,917,000.  The decrease in deposits is primarily attributable to a decision by management to lower time deposit rates in order to better match the Bank’s deposit base with loan demand and to minimize interest expense on time deposits.

The average balance of the deposits and the average rates paid on such deposits are summarized in Table 9.

Table 9
Deposits

	December 31,
	2011		2010
	Average Balance	Rate	Average Balance	Rate
Deposits:
Non-interest bearing demand	$31,123,000	-	$28,270,000	-
Interest bearing demand	60,985,000	0.35%	54,087,000	0.44%
Savings	42,809,000	0.50%	40,921,000	0.97%
Time	103,027,000	1.59%	118,468,000	2.26%

	$237,944,000		$241,746,000

Time deposits in amounts of $100,000 or more totaled $42,019,000 and $49,794,000 at December 31, 2011 and 2010, respectively.  Table 10 is a summary of the maturity distribution of time deposits in amounts of $100,000 or more as of December 31, 2011.

Table 10
Maturity of Time Deposits over $100,000

Within 3 months	$7,483,000
After 3 through 6 months	7,188,000
After 6 through 12 months	6,909,000
After 12 months	20,439,000
$42,019,000

Transactions with Related Parties

The Company conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business.  It is the policy of the Company that loan transactions with directors and officers are made on substantially the same terms as those prevailing at the time made for comparable loans to other persons.  At December 31, 2011, the Company had loans outstanding to related parties of $2,293,000.  Deposits of related parties were $4,371,000.

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

Cash and cash equivalents decreased $11,764,000 to a total of $18,195,000 at year-end 2011 as cash provided by investing and operating activities was outpaced by amounts used by financing activities.  Cash inflows from operations totaled $2,340,000 in 2011, while outflows from financing activities totaled $19,330,000, consisting of net deposit decreases during 2011 of $6,305,000 and decreases of $13,024,000 in securities sold under repurchase agreements due to the discontinuation of the Bank’s repurchase agreement program during 2011.

Investing activities provided $5,225,000 of cash and cash equivalents, principally composed of proceeds from calls and maturities of investment securities of $26,048,000, proceeds from sales of investment securities of $13,770,000 and a net reduction in loans outstanding of $12,009,000, partially offset by purchases of investment securities of $47,063,000.

Contractual Obligations and Off-Balance Sheet Arrangements

For maturity and repricing information regarding the Company’s contractual obligations, please see the table under the heading “Asset/Liability and Interest Rate Sensitivity Management.”

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of those instruments reflect the extent of exposure the Company has in particular classes of financial instruments.  At December 31, 2011, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $20,479,000 and $310,000, respectively.

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

Capital Resources

Table 11 presents the Bank’s regulatory capital position at December 31, 2011.

Table 11
Capital Ratios
Risk-Based Capital Ratios Actual as of December 31, 2011

Tier 1 Capital	12.0%
Tier 1 Capital minimum requirement	4.0%
Excess	8.0%

Total Capital	13.3%
Total Capital minimum requirement	8.0%
Excess	5.3%

Leverage Ratio At December 31, 2011

Leverage ratio	7.2%
Leverage ratio requirement	4.0%
Excess	3.2%

Table 12
Selected Ratios

The following table sets out certain ratios of the Company for the years indicated:

	2011	2010
Net loss to:
Average shareholders’ equity	(9.12)%	(4.30)%
Average assets	(0.79)%	(0.39)%
Dividends to net loss	-	-
Average equity to average assets	8.72%	8.96%

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

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011 that are contractually maturing, prepaying or repricing in each of the future time periods shown.  Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Investment securities are reported based on the adjusted cost basis.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are required to be repaid based on scheduled maturities.  The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven the rates of these deposits to be more stable over the course of a year.

At December 31, 2011 Maturing or Repricing in (dollars in thousands)
	Three Months or Less	Four Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Investment securities	$-	$-	$1,556	$81,181	$83,374
Interest-earning due from banks	14,992	-	-	-	14,992
Loans	51,012	22,219	56,069	1,311	130,611
Total interest-bearing assets	$66,004	$22,219	$57,625	$83,129	$228,977

Interest-bearing liabilities:
Deposits:
Savings and demand	$106,771	$-	$-	$-	$106,771
Time deposits	18,381	43,455	33,981	-	95,817
Total interest-bearing liabilities	$125,152	$43,455	$33,981	$-	$202,588
Interest sensitive difference per period	$(59,148)	$(21,236)	$23,644	$83,129	$26,389
Cumulative interest sensitivity difference	$(59,148)	$(80,384)	$(56,740)	$26,389
Cumulative ratio of total earning assets to total interest-bearing liabilities	(25.83)%	(35.11)%	(24.78)%	11.52%

Note:  For purposes of this analysis, nonaccrual loans, overdrafts and unearned interest are not included in Loans.

At December 31, 2011 the difference between the Company’s liabilities and assets repricing or maturing within one year was $80,384,000.  Based on this analysis, due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would generally cause the Company’s net interest income to decrease, and a decrease in interest rates would generally cause the Company’s net interest income to increase.

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

At December 31, 2011, the difference between the Bank’s assets and liabilities repricing or maturing within one year, after applying the hypothetical rate changes to deposit accounts and taking into account the likely calls within the investment portfolio, was $39,994,000, indicating that the Bank was assset sensitive.  The most recent simulation model shows that the Bank’s net interest income would increase $378,000 on an annual basis if rates increased 100 basis points, and would increase $22,000 on an annual basis if rates fell 100 basis points.  Net interest income increases under both scenarios because the Bank’s assets reprice earlier within the twelve-month period than its liabilities.  Because of this, the increase in the Bank’s interest income under a rising rate scenario will be greater than the increase in its interest expense over a twelve-month period.

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

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Oconee’s management, including the principal executive officer and principal financial officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted under the Securities Act of 1933 is recorded, processed, summarized and reported within the time periods specified.

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

Management assessed the effectiveness of Oconee’s internal control over financial reporting as of December 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”  Based on that assessment, management believes that, as of December 31, 2011, Oconee’s internal control over financial reporting was effective based on those criteria.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Information About Nominees For Directors and  Executive Officers,” “Compliance with Section 16(a),” “Audit Committee and Audit Committee Financial Expert,” and “Code of Ethics” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 7, 2012 to be filed with the SEC, is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION.

The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 7, 2012, to be filed with the SEC, is incorporated herein by reference.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Certain Relationships and Related Party Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for all the Company‘s annual meeting of shareholders to be held on May 7, 2012, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained under the heading “Principal Accounting and Audit Fees” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for Oconee’s annual meeting of shareholders to be held on May 7, 2012, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following financial statements and notes thereto of the Registrant are located beginning at page F-1 of this Form 10-K pursuant to Item 8 of this Report:

1.	Report of Independent Registered Public Accounting Firm

2.	Balance Sheets - December 31, 2011 and 2010

3.	Statements of Operations
For the Years Ended December 31, 2011 and 2010

4.	Statements of Changes in Shareholders Equity
For the Years Ended December 31, 2011 and 2010

5.	Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

6.	Notes to Consolidated Financial Statements

The following exhibits are required to be filed with this Report on 10-K by Item 601 of Regulation S-K.

3.1	Articles of Incorporation of Oconee Financial Corporation, dated August 27, 1998 (included as Exhibit 3.1 to Oconee’s 10-KSB filed with the SEC on March 30, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Oconee Financial Corporation, dated May 7, 2001 (included as Exhibit 3.2 to Oconee’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
4	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated Bylaws which define the rights of the holders of Common Stock of Oconee.
4.1	Form of Common Stock Certificate (included as Exhibit 4.1 to Oconee’s 10-KSB filed with the SEC on March 31, 2005 and incorporated herein by reference).
10.1	Oconee State Bank Officers’ Cash Incentive Plan (included as Exhibit 10.1 to the Bank’s 10-KSB filed with the SEC on April 1, 2002 and incorporated herein by reference).
14	Code of Ethical Conduct (included as Exhibit 14 to Oconee’s 10-KSB filed with the SEC on March 31, 2006 and incorporated herein by reference).
21	Subsidiaries of Oconee Financial Corporation.
24	Power of Attorney (included herein on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 is formatted in XBRL interactive data files: (i) Balance Sheets for the years ended December 31, 2011 and 2010; (ii) Statements of Operations for the years ended December 31, 2011 and 2010; (iii) Statements of Changes in Shareholders Equity for the years ended December 31, 2011 and 2010; (iv) Statements of Cash Flows for the years ended December 31, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.1

_________
1  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and is not otherwise subject to liability under those sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Oconee Financial Corporation and Subsidiary
Watkinsville, Georgia

We have audited the accompanying consolidated balance sheets of Oconee Financial Corporation and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oconee Financial Corporation and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ MAULDIN & JENKINS, LLC
Atlanta, Georgia
March 29, 2012

OCONEE FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets

Cash and cash equivalents, including reserve requirements of $25,000	$18,194,898	29,958,828

Investment securities available for sale	83,374,233	73,997,925
Restricted equity securities	461,100	556,300
Loans held for sale	1,027,815	311,000
Loans, net	141,221,602	159,454,155
Premises and equipment, net	5,646,012	5,928,381
Other real estate owned	6,610,674	5,435,735
Accrued interest receivable and other assets	3,309,621	3,726,104

	$259,845,955	279,368,428

Liabilities and Stockholders’ Equity

Deposits:
Demand	$34,022,991	27,796,070
Interest-bearing demand	65,272,612	60,008,808
Savings	41,499,311	42,491,364
Time	95,817,122	112,621,136

Total deposits	236,612,036	242,917,378

Securities sold under repurchase agreements	-	13,024,262
Accrued interest payable and other liabilities	1,051,432	491,886

Total liabilities	237,663,468	256,433,526

Stockholders’ equity:
Common stock, par value $2, authorized 1,500,000 shares, issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	15,101,470	17,226,068
Accumulated other comprehensive income (loss)	1,038,055	(334,128)

Total stockholders’ equity	22,182,487	22,934,902

	$259,845,955	279,368,428

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010
Interest income:
Interest and fees on loans	$8,152,604	9,283,469
Interest and dividends on securities:
U. S. government agencies	1,991,699	2,207,712
State, county and municipal	598,863	532,426
Other	143,245	157,167

Total interest income	10,886,411	12,180,774

Interest expense:
Interest-bearing demand deposits	212,946	237,404
Savings deposits	215,529	396,731
Time deposits	1,642,576	2,679,459
Other	96,352	330,026

Total interest expense	2,167,403	3,643,620

Net interest income	8,719,008	8,537,154

Provision for loan losses	4,250,000	3,370,000

Net interest income after provision for loan losses	4,469,008	5,167,154

Other income:
Service charges	844,341	1,000,613
Gain on sale of securities	174,157	499,804
Mortgage origination fee income	121,476	153,471
Income on other real estate owned	23,631	230,899
Miscellaneous	1,083,901	1,030,968

Total other income	2,247,506	2,915,755

Other expenses:
Salaries and employee benefits	4,358,350	4,536,494
Occupancy	1,098,421	1,159,984
Other operating	3,487,619	4,414,250

Total other expenses	8,944,390	10,110,728

Loss before income tax benefit	(2,227,876)	(2,027,819)

Income tax benefit	(103,278)	(952,824)

Net loss	$(2,124,598)	(1,074,995)

Net loss per share	$(2.36)	(1.19)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2011 and 2010

	2011	2010

Net loss	$(2,124,598)	(1,074,995)

Other comprehensive income (loss), net of income taxes (benefit):
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax expense (benefit) of ($905,696) and ($223,720)	1,480,230	(365,638)
Reclassification adjustment for gains included in net loss, net of taxes of $66,110 and $189,726	(108,047)	(310,078)

Total other comprehensive income (loss)	1,372,183	(675,716)

Comprehensive loss	$(752,415)	(1,750,711)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2009	$1,799,630	4,243,332	18,301,063	341,588	24,685,613

Change in net unrealized gain (loss) on investment securities available for sale, net of tax	-	-	-	(675,716)	(675,716)

Net loss	-	-	(1,074,995)	-	(1,074,995)

Balance, December 31, 2010	1,799,630	4,243,332	17,226,068	(334,128)	22,934,902

Change in net unrealized gain (loss) on investment securities available for sale, net of tax	-	-	-	1,372,183	1,372,183

Net loss	-	-	(2,124,598)	-	(2,124,598)

Balance, December 31, 2011	$1,799,630	4,243,332	15,101,470	1,038,055	22,182,487

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(2,124,598)	(1,074,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	614,721	545,691
Provision for loan losses	4,250,000	3,370,000
Provision for deferred taxes	(103,278)	1,048,687
Gains on sale of investment securities, net	(174,157)	(499,804)
Loss on sale and disposal of fixed assets	-	355
Loss on other real estate	354,816	1,207,613
Change in:
Accrued interest receivable and other assets	519,761	(826,902)
Accrued interest payable and other liabilities	(280,042)	134,840
Mortgage loans originated and held for sale	(716,815)	(311,000)

Net cash provided by operating activities	2,340,408	3,594,485

Cash flows from investing activities:
Purchase of investment securities available for sale	(47,062,739)	(92,853,253)
Proceeds from calls and maturities of investment securities available for sale	26,048,187	68,352,216
Proceeds from sales of investment securities available for sale	13,769,947	16,759,008
Redemption of restricted equity securities	95,200	-
Net change in loans	12,008,928	12,208,266
Purchases of premises and equipment	(78,127)	(103,429)
Proceeds from sales of other real estate	679,590	1,899,607
Capital improvements on other real estate	(235,720)	(319,725)

Net cash provided by investing activities	5,225,266	5,942,690

Cash flows from financing activities:
Net change in deposits	(6,305,342)	(7,524,940)
Net change in securities sold under repurchase agreements	(13,024,262)	3,210,239

Net cash used by financing activities	(19,329,604)	(4,314,701)

Net increase (decrease) in cash and cash equivalents	(11,763,930)	5,222,474

Cash and cash equivalents at beginning of year	29,958,828	24,736,354

Cash and cash equivalents at end of year	$18,194,898	29,958,828

OCONEE FINANCIAL CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2011 and 2010

	2011	2010

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,254,770	3,798,664
Income taxes	$-	100,790

Noncash investing and financing activities:
Change in net unrealized gain on investment securities available for sale, net of tax	$1,372,183	(675,716)
Transfer of loans to other real estate	$2,489,966	3,253,176
Transfer of other real estate to loans	$(516,341)	(1,945,106)

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

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.  Included in cash and due from banks is interest-bearing deposits at other banks of $15,972,556 and $26,609,413 at December 31, 2011 and 2010, respectively.

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

Restricted Equity Securities
Restricted equity securities include other equity securities.  No ready market exists for these securities and there is no quoted fair value.  These investment securities are carried at cost.  Management reviews for impairment based on the ultimate recoverability of the cost basis in these stocks.

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. At December 31, 2011, the carrying amount of mortgage loans held for sale approximates the market value. Loans held for sale consist of mortgage loans which have commitments to be sold to third party investors upon closing.

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

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

The following portfolio segments have been identified: Commercial, financial and agricultural, Real estate – mortgage, Real estate – construction, and Consumer Loans. The risk characteristics of each of the identified portfolio segments are as follows:

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

Real Estate – Construction- Subject to adverse various market conditions that cause a decrease in market value or lot sales volumes; the potential for environmental impairment from events occurring on subject or neighboring properties; obsolescence in location or function.

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

Other Real Estate Owned
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

Loss Per Share
Loss per common share is based on the weighted average number of common shares outstanding during the year while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The Company had no potential common share equivalents outstanding during 2011 and 2010.  For each of those years, loss per share is calculated using the weighted average shares outstanding during the years of 899,815.

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

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20 to Receivables (ASC 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU adds new disclosures designed to enhance the transparency of an entity’s allowance for loan and lease losses (ALLL), and the credit quality of its financing receivables, and to increase the understanding of an entity’s credit risk exposure and adequacy of the ALLL. The required disclosures include the nature of the credit risk inherent in the loan portfolio, how the risk is analyzed and assessed to determine the ALLL, and the changes and reasons for those changes in the ALLL. These disclosures are effective for annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for annual reporting periods beginning on or after December 15, 2010. This pronouncement had no effect on the Company’s financial position or results of operations. The required disclosures are included as of and for the year ended December 31, 2011.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the annual period beginning on or after June 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year that begins after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

  OCONEE FINANCIAL CORPORATION

  Notes to Consolidated Financial Statements, continued

(2)	Regulatory Matters and Management's Plan of Action

Overall Summary of Results

The Company has incurred net losses from operations of $2.1 million and $1.1 million for the two years ended December 31, 2011 and 2010.  During the same periods the Company has reported net cash provided by operations of $2.3 million and $3.6 million.  Beginning in 2009, management made strategic moves to address concerns raised by regulators including shrinking the Bank’s total assets and loans, as both have a direct impact on regulatory capital ratios.  At December 31, 2011 and 2010, the Bank meets the required levels of capital to be considered well capitalized under regulatory guidelines, however due to the regulatory order discussed below the Bank is considered adequately capitalized.

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

As of December 31, 2011 the Bank was in compliance with the Order with the exception of the stipulation requiring the Bank to maintain a Tier 1 (Leverage) Capital ratio of not less than 8%.  As of December 31, 2011, the Bank’s Tier 1 (Leverage) Capital ratio was 7.22%. As of December 31, 2010 and 2009, the Bank was in compliance with all directives of the Order.  Compliance with the consent order is monitored by a committee made up of members of the Board of Directors of the Company.  Failure to comply with the Order could result in further regulatory action and oversight.

Capital Adequacy

As of December 31, 2011, the Bank was considered "adequately capitalized" as defined by federal capital regulations.  Regulatory capital is a measure of a financial institution's soundness.  Note 13, Regulatory Matters, presents and discusses more fully the Bank's capital levels.

Asset Quality

The losses reported in 2011 and 2010 are primarily the result of significant provisions for loan losses, additional expenses related to foreclosed assets, reductions in interest income related to the increase in non-performing loans and an interest margin which has been impacted by the lowest interest rates in decades.  The provision for loan losses for the years ended December 31, 2011 and 2010 were $4.3 million and $3.4 million, respectively.  As of December 31, 2011 impaired loans were up $9.4 million, and net charge-offs were up $1.7 million compared to the year ended December 31, 2010, while other real estate owned increased by $1.2 million.  Impaired loans and foreclosed assets could likely impact future earnings through additional write-downs if the real estate market continues to decline as it has over the last three years.  Management continually evaluates these assets and recognizes losses as confirmed.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)	Regulatory Matters and Management's Plan of Action, continued

Liquidity

The Bank manages and monitors liquidity on a weekly basis.  At December 31, 2011 the Bank’s liquidity ratio was 25.1% which is adequate based on the Bank’s policy and acceptable by the regulators considering the lack of brokered deposits held by the Bank.  The Bank has been able to maintain a stable deposit base throughout 2011 and 2010, and management anticipates this to continue in 2012. The FDIC's changes to increase the amount of deposit insurance to $250,000 per deposit relationship and to provide unlimited deposit insurance for certain transaction accounts under the Temporary Liquidity Guarantee Program ("TLGP") have contributed to the Bank's stable deposit base.

Management of the Bank is actively working to maintain compliance with the order and returning to profitable operations.  However, if operating losses were to continue to occur, these events could have a material and adverse effect on the Company's results of operations and financial position.

(3)	Investment Securities

Investment securities available for sale at December 31, 2011 and 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2011:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)*	$12,745,487	$28,631	$(13,176)	$12,760,942
Corporate bonds	1,000,000	-	(31,800)	968,200
Mortgage-backed securities:
GSE residential	55,207,644	1,307,877	(18,723)	56,496,798
State, county, municipal	12,747,899	409,184	(8,790)	13,148,293
Total debt securities	$81,701,030	$1,745,692	$(72,489)	$83,374,233

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)*	$27,857,120	$49,346	$(605,172)	$27,301,294
Corporate bonds	1,614,815	-	(122,112)	1,492,703
Mortgage-backed securities:
GSE residential	33,097,012	714,320	(251,407)	33,559,925
State, county, municipal	11,967,547	95,890	(419,434)	11,644,003
Total debt securities	$74,536,494	$859,556	$(1,398,125)	$73,997,925

*	Such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

 OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)	Investment Securities, continued

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2011 and 2010 are summarized as follows:

	Less Than Twelve Months		Over Twelve Months
Available for Sale Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
December 31, 2011:
Debt securities
GSEs	$13,176	$3,236,824	$-	$-	$13,176
Corporate bonds	-	-	31,800	968,200	31,800
Mortgage-backed securities:
GSE residential	18,723	9,627,150	-	-	18,723
State, county, municipal	8,790	1,027,910	-	-	8,790
Total debt securities	$40,689	$13,891,884	$31,800	$968,200	$72,489

	Less Than Twelve Months		Over Twelve Months
Available for Sale Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
December 31, 2010:
Debt securities
GSEs	$605,172	$21,031,416	$-	$-	$605,172
Corporate bonds	29,112	585,703	93,000	907,000	122,112
Mortgage-backed securities:
GSE residential	251,407	18,506,462	-	-	251,407
State, county, municipal	276,853	5,231,891	142,581	1,096,329	419,434
Total debt securities	$1,162,544	$45,355,472	$235,581	$2,003,329	$1,398,125

The amortized cost and fair value of investment securities available for sale at December 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due from one to five years	$1,573,904	1,555,408
Due from five to ten years	5,988,210	6,054,700
Due after ten years	18,931,272	19,267,327
Mortgage-backed securities	55,207,644	56,496,798

	$81,701,030	83,374,233

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)	Investment Securities, continued

The proceeds from the sales and gross gains and gross losses realized by the Company from sales of investment securities for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010

Proceeds from sales	$13,769,947	16,664,008

Gross gains realized	$239,775	499,804
Gross losses realized	65,618	-

Net gain realized	$174,157	499,804

Securities with a carrying value of approximately $41,376,000 and $54,838,000 at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes as required by law.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of December 31, 2011 and 2010 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers.  Included in the table above as of December 31, 2011 were 2 out of 28 securities issued by state and political subdivisions that contained unrealized losses, 2 of 14 securities issued by government sponsored agencies, 8 of 52    mortgage-backed securities, and 1 of 1 corporate bonds that contained unrealized losses.  The total aggregate depreciation from their cost basis at December 31, 2011 and 2010 was 0.5% and 2.9%, respectively.

GSE debt securities.  The unrealized losses on the two investments in GSEs were caused by interest rate increases.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Corporate bonds.  The Company’s unrealized loss on investments in one corporate bond relates to an investment in a company within the financial services sector.  The unrealized loss is primarily caused by recent decreases in profitability and profit forecasts by industry analysts.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

GSE residential mortgage-backed securities.  The unrealized losses on the Company’s investment in eight GSE mortgage-backed securities were caused by interest rate increases.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)	Investment Securities, continued

State, county and municipal securities.  The unrealized losses on the Company’s investment in two state and municipal securities are primarily caused by securities no longer being insured and/or ratings being withdrawn given the current economic environment, as well as changes in interest rates.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Restricted equity securities consist of the following:

	December 31,
	2011	2010
Federal Home Loan Bank Stock	$461,100	556,300

(4)	Loans

Major classifications of loans at December 31, 2011 and 2010 are summarized as follows:

	2011	2010

Commercial, financial and agricultural	$18,581,723	$25,198,562
Real estate – mortgage	108,974,230	115,667,560
Real estate – construction	11,057,312	16,334,644
Consumer	5,317,356	5,738,297

Total loans	143,930,621	162,939,063
Deferred fees and costs, net	51,141	42,659
Less allowance for loan losses	(2,760,160)	(3,527,567)
Net loans	$141,221,602	$159,454,155

The Bank grants loans and extensions of credit primarily to individuals and a variety of firms and corporations located in certain Georgia counties, primarily Oconee and Clarke counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market in the Bank’s primary market area.  Included in loans above are $15,391,657 and $29,108,310 of interest only loans at December 31, 2011 and 2010, respectively.  These loans present greater risk to the Company, especially considering the continued decline in real estate values.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2011	2010
Balance at beginning of year	$3,527,567	$3,497,292
Provision for loan losses	4,250,000	3,370,000
Amounts charged off	(5,074,508)	(3,382,785)
Recoveries on amounts previously charged off	57,101	43,060

Balance at end of year	$2,760,160	$3,527,567

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)	Loans, continued

The following table presents the activity in the allowance for loan losses by portfolio segment as of December 31, 2011 and 2010:

	Commercial, financial and agricultural	Real estate - mortgage	Real estate - construction	Consumer	Unallocated	Total
December 31, 2011:
Balance at beginning of year	$1,040,336	$905,884	$1,417,410	$55,772	$108,165	$3,527,567
Provision for loan losses	4,597	1,268,015	2,935,944	126,302	(84,858)	4,250,000
Amounts charged off	(309,749)	(664,272)	(3,999,041)	(101,446)	-	(5,074,508)
Recoveries on amounts previously charged off	8,600	6,125	16,929	25,447	-	57,101
Balance at end of year	$743,784	$1,515,752	$371,242	$106,075	$23,307	$2,760,160

	Commercial, financial and agricultural	Real estate - mortgage	Real estate - construction	Consumer	Unallocated	Total
December 31, 2010:
Balance at beginning of year	$963,283	$1,063,907	$1,273,214	$139,121	$57,767	$3,497,292
Provision for loan losses	258,155	(3,437)	3,140,554	(75,670)	50,398	3,370,000
Amounts charged off	(189,784)	(160,784)	(2,996,358)	(35,859)	-	(3,382,785)
Recoveries on amounts previously charged off	8,682	6,198	-	28,180	-	43,060
Balance at end of year	$1,040,336	$905,884	$1,417,410	$55,772	$108,165	$3,527,567

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2011 and 2010:

	Commercial, financial and agricultural	Real estate - mortgage	Real estate - construction	Consumer
December 31, 2011:

Allowance for loan losses:

Ending balance attributable to loans:

Individually evaluated for impairment	$12,176	$582,443	$280,093	$-
Collectively evaluated for impairment	731,608	933,309	91,149	106,075

Total ending allowance balance	$743,784	$1,515,752	$371,242	$106,075

Loans:

Individually evaluated for impairment	$748,558	$19,098,416	$4,965,700	$31,288
Collectively evaluated for impairment	17,833,165	89,875,814	6,091,612	5,286,068

Total ending loan balance	$18,581,723	$108,974,230	$11,057,312	$5,317,356

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)	Loans, continued

	Commercial, financial and agricultural	Real estate - mortgage	Real estate - construction	Consumer
December 31, 2010:

Allowance for loan losses:

Ending balance attributable to loans:

Individually evaluated for impairment	$149,604	$-	$1,172,987	$-
Collectively evaluated for impairment	890,732	905,884	244,423	55,772

Total ending allowance balance	$1,040,336	$905,884	$1,417,410	$55,772

Loans:

Individually evaluated for impairment	$583,093	$1,670,256	$12,492,132	$-
Collectively evaluated for impairment	24,615,467	113,997,304	3,842,512	5,738,297

Total ending loan balance	$25,198,562	$115,667,560	$16,334,644	$5,738,297

Impaired loans at December 31, 2011 and 2010 were as follows:

	2011	2010
Year-end loans with no allocated allowance for loan losses	$16,081,151	4,503,896

Year-end loans with allocated allowance for loan losses	9,949,152	12,076,573

Total	$26,030,303	16,580,469

Amount of the allowance for loan losses allocated	$1,092,644	1,849,600

Average of individually impaired loans during year	$21,305,386	17,142,958

The Bank recognized interest income on the cash basis for loans that were impaired during the years ended December 31, 2011 and 2010 of $594,710 and $96,884, respectively.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)	Loans, continued

The following table presents loans individually evaluated for impairment by portfolio segment as of December 31, 2011 and 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Balance	Interest Recognized
December 31, 2011:

With no related allowance recorded:
Commercial, financial and agricultural	707,787	707,787	-	392,663	527
Real estate – mortgage	13,577,383	13,577,383	-	7,623,820	548,009
Real estate – construction	1,764,694	1,764,694	-	2,247,375	885
Consumer	31,288	31,288	-	15,644	1,414
Total with no allowance recorded	16,081,152	16,081,152	-	10,181,330	550,835

With an allowance recorded:

Commercial, financial and agricultural	77,819	77,819	18,982	385,543	49
Real estate – mortgage	6,614,580	6,614,580	783,328	4,093,090	35,901
Real estate – construction	7,772,120	3,201,006	280,093	6,579,713	7,882
Consumer	55,746	55,746	10,241	65,711	43
Total with allowance recorded	14,520,265	9,949,151	1,092,644	11,124,057	43,875

Total impaired loans	30,601,417	26,030,303	1,092,644	21,305,386	594,710

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Balance	Interest Recognized
December 31, 2010:

With no related allowance recorded:
Commercial, financial and agricultural	77,539	77,539	-	433,777	-
Real estate – mortgage	1,670,256	1,670,256	-	1,038,232	44,448
Real estate – construction	2,730,055	2,533,712	-	4,779,023	18,739
Consumer	-	-	-	-	-
Total with no allowance recorded	4,477,850	4,281,507	-	6,251,032	63,187

With an allowance recorded:

Commercial, financial and agricultural	693,267	693,267	203,515	705,630	8,851
Real estate – mortgage	1,571,600	1,571,600	451,364	1,225,446	23,432
Real estate – construction	13,715,472	9,958,420	1,172,987	8,896,650	-
Consumer	75,675	75,675	21,734	64,202	1,414
Total with allowance recorded	16,056,014	12,298,962	1,849,600	10,891,927	33,697

Total impaired loans	20,533,864	16,580,469	1,849,600	17,142,958	96,884

This valuation allowance is included in the allowance for loan losses on the statements of condition.

 OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)	Loans, continued

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

Real Estate – Construction loans – Loans in this class primarily include land loans to local contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived from sale of the lots/ units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price, cost overruns and by construction delays.

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

Nonaccrual loans and loans past due 90 days still on accrual at December 31, 2011 and 2010 are as follows:

	2011	2010
Loans past due 90 days still on accrual	$6,548	$680,992
Nonaccrual Loans	$13,226,260	$16,358,081

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 and 2010 by portfolio segment:

	30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Accruing Total Past Due	Nonaccrual	Loans Not Past Due	Total
December 31, 2011:
Commercial, financial and agricultural	$62,775	$-	$62,775	$785,606	$17,733,342	$18,581,723
Real estate – mortgage	138,712	-	138,712	7,387,920	101,447,598	108,974,230
Real estate – construction	25,847	-	25,847	4,965,700	6,065,765	11,057,312
Consumer	92,509	6,548	99,057	87,034	5,131,265	5,317,356
Total	$319,843	$6,548	$326,391	$13,226,260	$130,377,970	$143,930,621

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)	Loans, continued

	30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Accruing Total Past Due	Nonaccrual	Loans Not Past Due	Total
December 31, 2010:
Commercial, financial and agricultural	$438,651	$-	$438,651	2,268,453	$22,491,458	$25,198,562
Real estate – mortgage	1,367,916	680,992	2,048,908	1,521,822	112,096,830	115,667,560
Real estate – construction	-	-	-	12,492,131	3,842,513	16,334,644
Consumer	63,661	-	63,661	75,675	5,598,961	5,738,297
Total	$1,870,228	$680,992	$2,551,220	$16,358,081	$144,029,762	$162,939,063

Troubled Debt Restructurings:

At December 31, 2011, impaired loans included loans that were classified as Troubled Debt Restructurings “TDRs”.  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

In assessing whether or not a borrower is experiencing financial difficulties, the Company considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether (i) the debtor is currently in payment default on any of its debt; (ii) a payment default is probable in the foreseeable future without the modification; (iii) the debtor has declared or is in the process of declaring bankruptcy and (iv) the debtor's projected cash flow is sufficient to satisfy contractual payments due under the original terms of the loan without a modification.

The Company considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by the Company include the debtor's ability to access funds at a market rate for debt with similar risk characteristics, the significance of the modification relative to unpaid principal balance or collateral value of the debt, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt, (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (iii) a temporary period of interest-only payments, and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan.  As of December 31, 2011, we have $12,804,043 in loans considered restructured that are not already on nonaccrual. Of the nonaccrual loans at December 31, 2011, $1,626,100 met the criteria for restructured.  A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)	Loans, continued

The following table summarizes the loans that were modified as a TDR during the year-ended December 31, 2011:

	Troubled-Debt Restructurings
		Recorded	Recorded
		Investment	Investment	Impact on the
	Number	Prior to	After	Allowance for
	of Loans	Modification	Modification	Loan Losses

Commercial, financial and agricultural	-	$-	$-	$-
Real estate – mortgage	4	12,844,916	12,844,916	-
Real estate – construction	1	795,000	795,000	-
Consumer	-	-	-	-
Total	5	$13,639,916	$13,639,916	$-

There were no loans modified as a TDR over the last twelve months that subsequently defaulted (i.e. 90 days or more past due following a modification) during the year ended December 31, 2011.

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)	Loans, continued

As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2011:
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$17,600,857	$160,450	$820,416	$-	$18,581,723
Real estate – mortgage	73,307,632	14,803,191	20,863,407	-	108,974,230
Real estate – construction	-	2,153,921	8,903,391	-	11,057,312
Consumer	5,159,003	27,777	130,576	-	5,317,356
Total	$96,067,492	$17,145,339	$30,717,790	$-	$143,930,621

December 31, 2010:
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$23,831,124	$157,336	$1,210,102	$-	$25,198,562
Real estate – mortgage	89,717,573	12,435,730	13,514,257	-	115,667,560
Real estate –construction	-	1,207,605	15,127,039	-	16,334,644
Consumer	5,495,391	85,524	157,382	-	5,738,297
Total	$119,044,088	$13,886,195	$30,008,780	$-	$162,939,063

(5)	Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

	December 31,
	2011	2010
Land	$1,354,181	1,354,181
Buildings and improvements	6,039,106	6,036,065
Furniture and equipment	5,936,909	5,865,893
Leasehold improvements	115,673	115,673
	13,445,869	13,371,812
Less accumulated depreciation	7,799,857	7,443,431
	$5,646,012	5,928,381

Depreciation expense was $360,496 and $487,661 for the years ended December 31, 2011 and 2010, respectively.

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(5)	Premises and Equipment, continued

Future minimum lease payments under current operating leases pertaining to banking premises at December 31, 2011, are as follows:

Years Ending December 31,
2012	$57,092
2013	49,625
2014	49,625
2015	4,135
Thereafter	-

Total minimum lease payments	$160,477

Total rental expense for the years ended December 31, 2011 and 2010 was $158,999 and $156,557, respectively.

(6)	Other Real Estate Owned

A summary of foreclosed assets are presented as follows:
	Years Ended December 31,
	2011	2010

Balance, beginning of year	$5,435,735	$6,915,161
Additions	2,489,966	3,253,175
Disposals	(679,590)	(1,899,607)
Write-downs	(305,943)	(1,161,124)
Internally financed sales	(516,341)	(1,945,106)
Capitalized expenses	235,720	319,725
Loss on sale	(48,873)	(46,489)
Balance, end of year	$6,610,674	$5,435,735

Expenses applicable to foreclosed assets include the following:

	Years Ended December 31,
	2011	2010

Net loss on sales and write-downs of real estate	$354,816	$1,207,150
Operating expenses, net of rental income	217,463	227,957
	$572,279	$1,435,107

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(7)	Deposits

The aggregate amounts of certificates of deposit, each with a minimum denomination of $100,000, were approximately $42,019,000 and $49,794,000 at December 31, 2011 and 2010, respectively.  The Company had no brokered time deposits at December 31, 2011 and 2010.

At December 31, 2011, the scheduled maturities of certificates of deposits are as follows:

2012	$61,836,246
2013	15,371,891
2014	2,830,026
2015	11,349,596
2016	4,429,363
$95,817,122

At December 31, 2011, the Bank had concentrations of deposits of approximately $17,433,000 and $7,049,000 with two customers.  These deposits are with customers that have been customers of the Bank for several years and are expected to remain with the Bank for the foreseeable future.

(8)	Income Taxes

The components of income tax benefit in the statements of operations are as follows:

	2011	2010
Current benefit	$-	95,863
Deferred income taxes	(889,028)	(1,048,687)
Less valuation allowance	785,750	-
Total income tax benefit	$(103,278)	(952,824)

The differences between income tax benefit and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows:

	2011	2010
Pretax loss at statutory rates	$(757,478)	(689,458)
Add (deduct):
Tax exempt interest income	(203,860)	(181,566)
Non-deductible interest expense	3,851	9,974
State taxes, net of federal effect	(192,302)	(149,963)
Valuation allowance	785,750	-
Other	260,761	58,189
	$(103,278)	(952,824)

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(8)	Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset. The net deferred tax asset is a component of other assets at December 31, 2011 and 2010.

	2011	2010
Deferred income tax assets:
Allowance for loan losses	$217,083	$666,158
Other real estate	604,781	521,717
Net operating losses	1,798,557	887,139
Unrealized gains on investment securities available for sale	-	204,441
Other	430,682	105,652
Total gross deferred income tax assets	3,051,103	2,385,107
Less valuation allowance	(785,750)	-
Net deferred income tax asset	$2,265,353	$2,385,107

Deferred income tax liabilities:
Unrealized gains on investment securities available for sale	$(635,148)	$-
Premises and equipment	(292,340)	(307,976)
Total gross deferred income tax liabilities	(927,488)	(307,976)

Net deferred income tax asset	$1,337,865	$2,077,131

The Company incurred a net operating loss for Federal income tax purposes for 2011 of approximately $2,754,000, which is available to be carried forward to future years and, if not used, will expire in 2031.  The Company incurred a net operating loss for Georgia income tax purposes for 2011 of approximately $3,398,000, and this Georgia net operating loss is available to be carried forward to future years and, if not used, will expire in 2031.

The Company incurred a net operating loss for Federal income tax purposes for 2010 of approximately $1,881,000, which is available to be carried forward to future years and, if not used, will expire in 2030.  The Company incurred a net operating loss for Georgia income tax purposes for 2010 of approximately $2,554,000, and this Georgia net operating loss is available to be carried forward to future years and, if not used, will expire in 2030.

(9)	Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company discontinued offering this service in August 2011, and as a result, there were no securities sold under repurchase agreements at December 31, 2011.  As of December 31, 2010, securities sold under repurchase agreements were $13,024,262

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

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

	December 31,
	2011	2010
Beginning balance	$3,914,772	4,068,016
New loans	582,455	451,168
Repayments	(2,204,441)	(604,412)

Ending balance	$2,292,786	3,914,772

Deposits from related parties totaled approximately $4,371,000 and $6,063,000 as of December 31, 2011 and 2010, respectively.

(11)	Commitments and Contingencies

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

	Contractual Amount
	2011	2010
	(in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$20,479	22,412
Standby letters of credit	$310	506

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

The Company had $5,000,000 available for the purchase of overnight federal funds from two correspondent financial institutions as of December 31, 2011 and 2010.

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

The Company has a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The Company did not make any contributions during the years ended December 31, 2011 and 2010.  The Board of Directors suspended this plan indefinitely effective July 1, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined). Management believes, as of December 31, 2011 and 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables and also must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by federal banking regulators.

The capital ratios for the Company are essentially the same as those of the Bank. Therefore, only the Bank’s capital ratios are presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital
(to Risk-Weighted Assets)	$21,108	13.3%	$12,740	8.0%	$15,925	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$19,108	12.0%	$6,370	4.0%	$9,555	6.0%
Tier 1 Capital
(to Average Assets)	$19,108	7.2%	$10,587	4.0%	$13,234	5.0%

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(13)	Regulatory Matters, continued

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital
(to Risk-Weighted Assets)	$25,443	14.2%	$14,335	8.0%	$17,919	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	$23,187	12.9%	$7,168	4.0%	$10,751	6.0%
Tier 1 Capital
(to Average Assets)	$23,187	8.1%	$11,380	4.0%	$14,226	5.0%

(14)	Stockholders’ Equity

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other working capital needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year’s net earnings, the ratio of equity capital to total assets, and other specific regulatory restrictions.  At December 31, 2011, no dividends could be declared without regulatory approval.

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures its impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, substantially all of the impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

The tables below presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at December 31, 2011
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Securities	$83,374	$-	$82,406	$968
Loans held for sale	$1,028	$-	$1,028	$-

	Balance at December 31, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Securities	$73,998	$-	$69,051	$4,947
Loans held for sale	$311	$-	$311	$-

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the consolidated balance sheet using significant unobservable (Level 3) inputs for the years ended December 31, 2011 and 2010.

	2011	2010
	(In Thousands)
Securities
Beginning balance	$4,947	$914
Reclassified to Level 2	(4,040)
Unrealized losses included in other comprehensive income (loss)	61	(7)
Purchases	-	4,040
	$968	$4,947

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or fair value. The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at December 31, 2011
	(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Losses
Impaired loans	$11,853	$-	$-	$11,853	$3,981
Other real estate	1,452	-	-	1,452	232

	Balance at December 31, 2010
	(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Losses
Impaired loans	$9,505	$-	$-	$9,505	$2,638
Other real estate	2,669	-	-	2,669	1,058

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(15)	Fair Value Disclosures, continued

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

The estimated fair values of the Company’s financial instruments as of December 31, 2011 and 2010 are as follows:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:	(In thousands)
Cash and cash equivalents	$18,195	18,195	29,959	29,959
Investment securities	$83,374	83,374	73,998	73,998
Restricted equity securities	$461	461	556	556
Loans held for sale	$1,028	1,028	311	311
Loans, net	$141,222	140,956	159,454	159,216

Liabilities:
Deposits and securities sold under
repurchase agreement	$236,612	236,491	255,942	255,964

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(16)	Other Operating Income and Expenses

Components of other operating income and expenses which are greater than 1% of interest income and other income are as follows:

	2011	2010
Other Income
Income and fees from ATM’s	$625,200	570,538
Commissions on investment services	$333,808	359,683
Other Expenses
FDIC insurance assessment expense	$636,675	836,115
Professional fees	$454,145	345,890
ATM process and settlement charges	$403,965	358,159
Other real estate expenses	$241,094	459,320

(17)	Oconee Financial Corporation (Parent Company Only) Financial Information

Balance Sheets
December 31, 2011 and 2010
	2011	2010
Assets
Cash	$7,650	15,437
Investment in subsidiary	22,105,842	22,853,425
Other assets	68,995	66,040

	$22,182,487	22,934,902
Liabilities and Stockholders’ Equity
Stockholders’ equity	$22,182,487	22,934,902

Statements of Operations
For the Years Ended December 31, 2011 and 2010

	2011	2010

Other expenses	$7,787	$55,082

Loss before income tax benefit and equity in
undistributed loss of subsidiary	(7,787)	(55,082)

Income tax benefit	2,955	20,905

Loss before equity in undistributed loss
of subsidiary	(4,832)	(34,177)

Equity in undistributed loss of subsidiary	(2,119,766)	(1,040,818)

Net loss	$(2,124,598)	$(1,074,995)

OCONEE FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(17)	Oconee Financial Corporation (Parent Company Only) Financial Information, continued

    Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(2,124,598)	$(1,074,995)
Adjustments to reconcile net loss
to net cash used in operating activities:
Equity in undistributed loss of subsidiary	2,119,766	1,040,818
Change in:
Other assets	(2,955)	(20,905)
Net cash used in operating activities	(7,787)	(55,082)

Change in cash	(7,787)	(55,082)

Cash at beginning of year	15,437	70,519

Cash at end of year	$7,650	$15,437

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the issuer has duly caused this Report on Form 10–K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Watkinsville, State of Georgia, on the 30th day of  March, 2012.

OCONEE FINANCIAL CORPORATION (Registrant) By: /s/ B. Amrey Harden B. Amrey Harden President and Chief Executive Officer (Principal Executive Officer)

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

Pursuant to the requirements of the Exchange Act, this Report on Form 10–K has been signed by the following persons in the capacities indicated on the 30th day of March, 2012.

Signature	Title

/s/ G. Robert Bishop	Director
G. Robert Bishop

/s/ Jimmy L. Christopher	Director
Jimmy L. Christopher

/s/ Douglas D. Dickens	Chairman of the Board of Directors
Douglas D. Dickens

/s/ J. Albert Hale, Sr.	Director
J. Albert Hale, Sr.

/s/ B. Amrey Harden	President and Chief Executive Officer, Director
B. Amrey Harden

/s/ Henry C. Maxey	Director
Henry C. Maxey

/s/ Ann Breedlove Powers	Director
Ann Breedlove Powers

/s/ Steven A. Rogers	Vice President and Chief Financial Officer
Steven A. Rogers	(Principal Financial and Accounting Officer)

/s/ Jerry K. Wages	Senior Executive Vice President and Corporate Secretary,
Jerry K. Wages	Director

/s/ Virginia S. Wells	Vice Chairperson of the Board of Directors
Virginia S. Wells

/s/ Tom F. Wilson	Executive Vice President and Chief Loan Officer,
Tom F. Wilson	Director