Form 10-Q
period 2012-03-31
OCONEE FINANCIAL CORP
filed 2012-05-15
CIK 1076691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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
Yes ☐   No ☑

The number of shares outstanding of the issuer’s common stock as of May 15, 2012 was 899,815.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets
March 31, 2012 and December 31, 2011

	March 31, 2012 (unaudited)	December 31, 2011
Assets

Cash and due from banks, including reserve requirements of $25,000	$45,174,914	18,194,898

Investment securities available for sale	77,137,632	83,374,233
Restricted equity securities	461,100	461,100
Mortgage loans held for sale	368,550	1,027,815

Loans, net of allowance for loan losses of $2,738,252 and $2,760,160	138,623,645	141,221,602

Premises and equipment, net	5,533,797	5,646,012
Other real estate owned	7,615,574	6,610,674
Accrued interest receivable and other assets	2,344,270	3,309,621

Total assets	$277,259,482	259,845,955

Liabilities and Stockholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$38,155,331	34,022,991
Interest-bearing	216,036,691	202,589,045

Total deposits	254,192,022	236,612,036

Accrued interest payable and other liabilities	461,051	1,051,432

Total liabilities	254,653,073	237,663,468

Stockholders’ equity:
Common stock, $2 par value; authorized 1,500,000 shares; issued and outstanding 899,815 shares	1,799,630	1,799,630
Additional paid-in capital	4,243,332	4,243,332
Retained earnings	15,477,756	15,101,470
Accumulated other comprehensive income	1,085,691	1,038,055

Total stockholders’ equity	22,606,409	22,182,487

Total liabilities and stockholders’ equity	$277,259,482	259,845,955

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
Interest Income:
Loans	$1,934,191	2,102,964
Investment securities:
U.S. government agencies	505,386	506,420
State, county and municipal	139,432	142,810
Federal funds sold and other	17,063	13,938
Total interest income	2,596,072	2,766,132

Interest Expense:
Deposits	442,671	594,373
Other	-	59,448
Total interest expense	442,671	653,821

Net interest income	2,153,401	2,112,311

Provision for loan losses	100,000	500,000

Net interest income after provision for loan losses	2,053,401	1,612,311

Other Income:
Service charges on deposit accounts	189,387	188,597
Mortgage origination fees	78,540	19,312
Securities gains, net	-	23,139
Other operating income	250,779	296,064
Total other income	518,706	527,112

Other Expense:
Salaries and other personnel expense	1,026,567	1,086,435
Net occupancy and equipment expense	211,363	287,477
Other operating expense	707,493	790,745
Total other expense	1,945,423	2,164,657

Earnings (loss) before income taxes (benefit)	626,684	(25,234)

Income taxes (benefit)	250,397	(9,722)

Net earnings (loss)	$376,287	(15,512)

Earnings (loss) per common share based on average outstanding shares of 899,815	$0.42	(0.02)

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011

Net earnings (loss)	$376,287	(15,512)

Other comprehensive gains, net of tax:
Unrealized gains on securities available for sale:
Holding gains arising during period, net of tax of $29,147 and $95,953	47,636	156,820

Reclassification adjustments for gains included in net loss, net of tax of $0 and $8,784	-	(14,355)

Total other comprehensive income	47,636	142,465

Comprehensive income	$423,923	126,953

See accompanying notes to consolidated financial statements.

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$376,287	$(15,512)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Provision for loan losses	100,000	500,000
Depreciation, amortization and accretion	183,533	156,182
Loss on sales and disposals of fixed assets	57,887	-
Gain on sales of securities	-	(23,139)
Loss on other real estate owned	1,467	13,950
Change in assets and liabilities:
Interest receivable and other assets	936,203	(5,552)
Interest payable and other liabilities	(590,381)	73,777
Mortgage loans held for sale	659,265	183,500

Net cash provided by operating activities	1,724,261	883,206

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	-	718,700
Proceeds from calls, maturities, and paydowns of investment securities available for sale	7,315,515	3,038,430
Purchases of investment securities available for sale	(1,110,465)	(1,600,910)
Net change in loans	1,419,461	3,147,474
Purchases of premises and equipment	(20,871)	(17,245)
Proceeds from sales of other real estate	72,129	-

Net cash provided by investing activities	7,675,769	5,286,449

Cash flows from financing activities:
Net change in deposits	17,579,986	(3,357,087)
Net change in securities sold under repurchase agreements	-	(1,412,854)

Net cash provided by (used in) financing activities	17,579,986	(4,769,941)

Net increase in cash and cash equivalents	26,980,016	1,399,714

Cash and cash equivalents at beginning of period	18,194,898	29,958,828

Cash and cash equivalents at end of period	$45,174,914	$31,358,542

OCONEE FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011

Supplemental cash flow information:
Cash paid for interest	$447,192	$686,521

Noncash investing and financing activities:
Transfer from loans to other real estate owned	$1,347,044	$282,604
Transfer of other real estate to loans	$268,548	$115,842

Change in net unrealized gains on investment securities available for sale, net of tax	$47,636	$142,465

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

Operating results for the three–month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes included in the Company’s annual report included on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition.  Some of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance.  A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 10-K for the year ended December 31, 2011.

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

(2)	Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period.

(3)	Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:
	Three Months Ended March 31,
	2012	2011

Balance at beginning of year	$2,760,160	3,527,567
Amounts charged off	(132,805)	(38,809)
Recoveries on amounts previously charged off	10,897	12,631
Provision for loan losses	100,000	500,000

Balance at March 31	$2,738,252	4,001,389

(4)	Fair Value Measurements

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

Impaired Loans: Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures its impairment.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, and discounted cash flows less selling costs. Those impaired loans not requiring a specific reserve represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, substantially all of the impaired loans were evaluated based on the fair value of the collateral. In accordance with FASB ASC Topic 820, impaired loans where a specific reserve is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned: Other real estate owned is adjusted to fair value upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral less selling costs. When the fair value of the collateral is based on an observable market price, the Company records the other real estate owned as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3.

Valuation Techniques:  Generally, for all debt securities, fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.  For certain debt securities, fair value is estimated as the present value of expected future cash inflows, taking into account (1) the type of security, its terms, and any underlying collateral, (2) the seniority level of the debt security, and (3) quotes received from brokers and pricing services.  In applying the valuation model, significant inputs include the probability of default for debt securities, the estimated prepayment rate, and the projected yield based on estimated future market rates for similar securities.

The tables below presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Balance at March 31, 2012
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Securities	$77,138	$-	$76,160	$978

	Balance at December 31, 2011
	(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets		(In thousands)
Securities	$83,374	$-	$82,406	$968

The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances. For the period ended March 31, 2012 and year ended December 31, 2011, there were no transfers between Level 1 and Level 2.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the consolidated balance sheet using significant unobservable (Level 3) inputs for the three months ended March 31, 2012 and the year ended December 31, 2011.

	March 31, 2012	December 31, 2011
	(In Thousands)
Securities
Beginning balance	$968	$4,947
Reclassified to Level 2	-	(4,040)
Purchases	-	-
Unrealized gains (losses) included in other comprehensive income (loss)	10	61
	$978	$968

The table below presents the Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Balance at March 31, 2012
	(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Losses
Impaired loans	$-	$-	$-	$-	$-
Other real estate	-	-	-	-	-

	Balance at December 31, 2011
	(In thousands)	(Level 1)	(Level 2)	(Level 3)	Total Losses
Impaired loans	$11,853	$-	$-	$11,853	$3,981
Other real estate	1,452	-	-	1,452	232

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

The estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:	(In thousands)		(In thousands)
Cash and cash equivalents	$45,175	45,175	18,195	18,195
Investment securities	$77,138	77,138	83,374	83,374
Restricted equity securities	$461	461	461	461
Loans held for sale	$369	369	1,028	1,028
Loans, net	$138,624	138,509	141,222	140,956

Liabilities:
Deposits and securities sold under
repurchase agreement	$254,192	253,916	236,612	236,491

(5)	Investments

Investment securities available for sale at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government-sponsored enterprises (GSEs)*	$10,005,472	1,384	(92,481)	9,914,375
State, county and municipal	12,261,973	476,298	(59,550)	12,678,721
Mortgage-backed securities – GSE residential	52,120,201	1,451,541	(4,706)	53,567,036
Corporate bonds	1,000,000	-	(22,500)	977,500

Total	$75,387,646	1,929,223	(179,237)	77,137,632

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government-sponsored enterprises (GSEs)*	$12,745,487	28,631	(13,176)	12,760,942
State, county and municipal	12,747,899	409,184	(8,790)	13,148,293
Mortgage-backed securities – GSE residential	55,207,644	1,307,877	(18,723)	56,496,798
Corporate bonds	1,000,000	-	(31,800)	968,200

Total	$81,701,030	1,745,692	(72,489)	83,374,233

* Such as Federal National Mortgage Association, Federal Home Loan Mortgage Company, and Federal Home Loan Banks.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012
	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses

GSEs	$8,402,802	92,481	-	-	92,481
State, county and municipal	1,800,443	59,550	-	-	59,550
Mortgage-backed securities	2,962,042	4,706	-	-	4,706
Corporate bonds	-	-	977,500	22,500	22,500

	$13,165,287	156,737	977,500	22,500	179,237

	December 31, 2011
	Less than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses

GSEs	$3,236,824	13,176	-	-	13,176
State, county and municipal	1,027,910	8,790	-	-	8,790
Mortgage-backed securities	9,627,150	18,723	-	-	18,723
Corporate bonds	-	-	968,200	31,800	31,800

	$13,891,884	40,689	968,200	31,800	72,489

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

The unrealized losses on these debt securities in a continuous loss position for twelve months or more as of March 31, 2012 and December 31, 2011 are considered to be temporary because they arose due to changing interest rates and the repayment sources of principal and interest are government backed or are securities of investment grade issuers. Included in the table above as of March 31, 2012 were 3 out of 27 securities issued by state and political subdivisions that contained unrealized losses, 8 of 11 securities issued by government sponsored agencies, 3 of 51 mortgage-backed securities, and  1 of 1 corporate bonds that contained unrealized losses.

GSE debt securities.  The unrealized losses on the eight investments in GSEs were caused by interest rate increases.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Corporate bonds.  The Company’s unrealized loss on investment in one corporate bond relates to investments in companies within the financial services sector.  The unrealized loss is primarily caused by recent decreases in profitability and profit forecasts by industry analysts.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its par value, which may be maturity, it does not consider this investment to be other-than-temporarily impaired at March 31, 2012.

GSE residential mortgage-backed securities.  The unrealized losses on the Company’s investment in three GSE mortgage-backed securities were caused by interest rate increases.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

State, county and municipal securities.  The unrealized losses on the Company’s investment in three state and municipal securities are primarily caused by securities no longer being insured and/or ratings being withdrawn given the current economic environment, as well as changes in interest rates.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

The amortized cost and fair value of investment securities available for sale at March 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due from one to five years	$1,353,659	1,341,700
Due from five to ten years	3,335,209	3,381,962
Due after ten years	18,578,577	18,846,934
Mortgage-backed securities	52,120,201	53,567,036

	$75,387,646	77,137,632

The proceeds from the sales and gross gains and gross losses realized by the Company from sales of investment securities for the three months ended March 31 were as follows:

	2012	2011

Proceeds from sales	$-	718,700

Gross gains realized	$-	23,139
Gross losses realized	-	-

Net gain realized	$-	23,139

(6)	Loans

Major classifications of loans at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011

Commercial, financial and agricultural	$16,284,668	$18,581,723
Real estate – mortgage	109,803,363	108,974,230
Real estate – construction	10,063,315	11,057,312
Consumer	5,147,086	5,317,356
Total loans	141,298,432	143,930,621

Deferred fees and costs, net	63,465	51,141
Allowance for loan losses	(2,738,252)	(2,760,160)
Net loans	$138,623,645	$141,221,602

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

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and March 31, 2011:

March 31, 2012:
	Commercial, financial and agricultural	Real estate - mortgage	Real estate - construction	Consumer	Unallocated	Total
Balance at beginning of year	$743,784	$1,515,752	$371,242	$106,075	$23,307	$2,760,160
Provision for loan losses	(31,541)	193,178	(81,095)	6,067	13,391	100,000
Amounts charged off	-	(50,800)	(75,802)	(6,203)	-	(132,805)
Recoveries on amounts previously charged off	582	2,000	5,000	3,315	-	10,897
Balance at end of period	$712,825	$1,660,130	$219,345	$109,254	$36,698	$2,738,252

March 31, 2011:
	Commercial, financial and agricultural	Real estate - mortgage	Real estate - construction	Consumer	Unallocated	Total
Balance at beginning of year	$1,040,336	$905,884	$1,417,410	$55,772	$108,165	$3,527,567
Provision for loan losses	(945)	272,201	274,915	(4,882)	41,289	500,000
Amounts charged off	(34,942)	-	(743)	(3,124)	-	(38,889)
Recoveries on amounts previously charged off	1,250	5,500	-	5,881	-	12,631
Balance at end of period	$1,005,699	$1,183,585	$1,691,582	$53,647	$66,875	$4,001,389

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2012, March 31, 2011 and December 31, 2011:

As of March 31, 2012:
	Commercial, financial and agricultural	Real estate - mortgage	Real estate - construction	Consumer
Allowance for loan losses:

Ending balance attributable to loans:

Individually evaluated for impairment	$-	$679,131	$136,849	$-
Collectively evaluated for impairment	712,825	980,999	82,496	109,254

Total ending allowance balance	$712,825	$1,660,130	$219,345	$109,254

Loans:

Individually evaluated for impairment	$633,495	$18,362,952	$3,927,987	$30,317
Collectively evaluated for impairment	15,651,173	91,440,411	6,135,328	5,116,769

Total ending loan balance	$16,284,668	$109,803,363	$10,063,315	$5,147,086

As of March 31, 2011:
	Commercial, financial and agricultural	Real estate - mortgage	Real estate -commercial construction	Consumer
Allowance for loan losses:

Ending balance attributable to loans:

Individually evaluated for impairment	$261,804	$233,769	$1,256,095	$-
Collectively evaluated for impairment	7,795	395,104	-	19,158

Total ending allowance balance	$269,599	$628,873	$1,256,095	$19,158

Loans:

Individually evaluated for impairment	$989,190	$2,304,994	$12,202,421	$-
Collectively evaluated for impairment	28,072	1,422,772	-	68,987

Total ending loan balance	$1,017,262	$3,727,766	$12,202,421	$68,987

As of December 31, 2011:
	Commercial, financial and agricultural	Real estate - mortgage	Real estate - construction	Consumer
Allowance for loan losses:

Ending balance attributable to loans:

Individually evaluated for impairment	$12,176	$582,443	$280,093	$-
Collectively evaluated for impairment	731,608	933,309	91,149	106,075

Total ending allowance balance	$743,784	$1,515,752	$371,242	$106,075

Loans:

Individually evaluated for impairment	$748,558	$19,098,416	$4,965,700	$31,288
Collectively evaluated for impairment	17,833,165	89,875,814	6,091,612	5,286,068

Total ending loan balance	$18,581,723	$108,974,230	$11,057,312	$5,317,356

Impaired loans at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Loans with no allocated allowance for loan losses	$15,360,617	16,081,151

Loans with allocated allowance for loan losses	8,698,783	9,949,152

Total	$24,059,400	26,030,303

Amount of the allowance for loan losses allocated	$1,029,951	1,092,644

Average of individually impaired loans during year	$24,595,958	21,305,386

The Bank recognized interest income on the cash basis for loans that were impaired during the periods ended March 31, 2011 and 2010 of $32,331 and $0, respectively.

The following table presents loans individually evaluated for impairment by portfolio segment as of March 31, 2012 and December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Balance	Interest Recognized
March 31, 2012:

With no related allowance recorded:
Commercial, financial and agricultural	633,495	633,495	-	670,641	31,607
Real estate – mortgage	12,867,919	12,867,919	-	13,222,651	-
Real estate – construction	3,378,660	1,828,886	-	1,796,791	107
Consumer	30,317	30,317	-	30,803	-
Total with no allowance recorded	16,910,391	15,360,617	-	15,720,886	31,714

With an allowance recorded:

Commercial, financial and agricultural	101,094	101,094	19,582	89,457	265
Real estate – mortgage	6,449,415	6,449,415	863,995	6,531,998	13
Real estate – construction	5,052,730	2,099,099	136,849	2,650,053	-
Consumer	49,175	49,175	9,525	52,461	339
Total with allowance recorded	11,652,414	8,698,783	1,029,951	9,323,969	617

Total impaired loans	28,562,805	24,059,400	1,029,951	25,044,855	32,331

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Balance	Interest Recognized
December 31, 2011:

With no related allowance recorded:
Commercial, financial and agricultural	707,787	707,787	-	392,663	527
Real estate – mortgage	13,577,383	13,577,383	-	7,623,820	548,009
Real estate – construction	1,764,694	1,764,694	-	2,247,375	885
Consumer	31,288	31,288	-	15,644	1,414
Total with no allowance recorded	16,081,152	16,081,152	-	10,181,330	550,835

With an allowance recorded:

Commercial, financial and agricultural	77,819	77,819	18,982	385,543	49
Real estate – mortgage	6,614,580	6,614,580	783,328	4,093,090	35,901
Real estate – construction	7,772,120	3,201,006	280,093	6,579,713	7,882
Consumer	55,746	55,746	10,241	65,711	43
Total with allowance recorded	14,520,265	9,949,151	1,092,644	11,124,057	43,875

Total impaired loans	30,601,417	26,030,303	1,092,644	21,305,386	594,710

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

Nonaccrual loans and loans past due 90 days still on accrual at March 31, 2012, December 31, 2011, and March 31, 2011 are as follows:

	March 31, 2012	December 31, 2011	March 31, 2011
Loans past due 90 days still on accrual	$4,174	$6,548	$40,530
Nonaccrual Loans	$11,258,693	$13,226,260	$16,794,047

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by portfolio segment:

March 31, 2012:
	30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Accruing Total Past Due	Nonaccrual	Loans Not Past Due	Total
Commercial, financial and agricultural	$266,148	$-	$266,148	$734,590	$15,283,930	$16,284,668
Real estate – mortgage	296,840	-	296,840	6,516,624	102,989,899	109,803,363
Real estate – construction	-	-	-	3,927,987	6,135,328	10,063,315
Consumer	67,343	4,174	71,517	79,492	4,996,077	5,147,086
Total	$630,331	$4,174	$634,505	$11,258,693	$129,405,234	$141,298,432

December 31, 2011:
	30-89 Days Past Due	Accruing Greater than 90 Days Past Due	Accruing Total Past Due	Nonaccrual	Loans Not Past Due	Total
Commercial, financial and agricultural	$62,775	$-	$62,775	$785,606	$17,733,342	$18,581,723
Real estate – mortgage	138,712	-	138,712	7,387,920	101,447,598	108,974,230
Real estate – construction	25,847	-	25,847	4,965,700	6,065,765	11,057,312
Consumer	92,509	6,548	99,057	87,034	5,131,265	5,317,356
Total	$319,843	$6,548	$326,391	$13,226,260	$130,377,970	$143,930,621

Troubled Debt Restructurings:

At March 31, 2012, impaired loans included loans that were classified as Troubled Debt Restructurings “TDRs”.  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The Company considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by the Company include the debtor's ability to access funds at a market rate for debt with similar risk characteristics, the significance of the modification relative to unpaid principal balance or collateral value of the debt, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan. The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt, (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (iii) a temporary period of interest-only payments, and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan.  As of March 31, 2012, the Company had $14,418,307 in loans considered restructured that are not already on nonaccrual. Of the nonaccrual loans at March 31, 2012, $1,617,600 met the criteria for restructured.  A loan is placed back on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following table summarizes the loans that were modified as a TDR during the three-month period ended March 31, 2012 and the year-ended December 31, 2011:

March 31, 2012
		Recorded	Recorded
		Investment	Investment	Impact on the
	Number	Prior to	After	Allowance for
	of Loans	Modification	Modification	Loan Losses

Commercial, financial and agricultural	-	$-	$-	$-
Real estate – mortgage	-	-	-	-
Real estate – construction	-	-	-	-
Consumer	-	-	-	-
Total	-	$-	$-	$-

December 31, 2011
		Recorded	Recorded
		Investment	Investment	Impact on the
	Number	Prior to	After	Allowance for
	of Loans	Modification	Modification	Loan Losses

Commercial, financial and agricultural	-	$-	$-	$-
Real estate – mortgage	4	12,844,916	12,844,916	-
Real estate – construction	1	795,000	795,000	-
Consumer	-	-	-	-
Total	5	$13,639,916	$13,639,916	$-

There were no loans modified as a TDR over the last twelve months that subsequently defaulted (i.e. 90 days or more past due following a modification) during the three-month period ended March 31, 2012 and the year ended December 31, 2011.

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

As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2012:
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$15,345,820	$229,975	$708,873	$-	$16,284,668
Real estate – mortgage	78,049,200	11,730,381	20,023,782	-	109,803,363
Real estate – construction	820,472	4,332,693	4,910,150	-	10,063,315
Consumer	4,980,922	50,754	115,410	-	5,147,086
Total	$99,196,414	$16,343,803	$25,758,215	$-	$141,298,432

December 31, 2011:
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$17,600,857	$160,450	$820,416	$-	$18,581,723
Real estate – mortgage	73,307,632	14,803,191	20,863,407	-	108,974,230
Real estate – construction	-	2,153,921	8,903,391	-	11,057,312
Consumer	5,159,003	27,777	130,576	-	5,317,356
Total	$96,067,492	$17,145,339	$30,717,790	$-	$143,930,621

(7)	Accounting Standards Updates

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

The provisions of the Order will remain effective until modified, terminated, suspended or set aside by the FDIC.  The primary focuses continue to be reducing classified and non-performing assets, maintaining adequate levels of capital and returning the Bank to profitable operating levels.  As of March 31, 2012, the Bank was in compliance with the Order with the exception of the stipulation requiring the Bank to maintain a Tier 1 (Leverage) Capital ratio of not less than 8%.  As of March 31, 2012, the Bank’s Tier 1 (Leverage) Capital ratio was 7.34%.

Balance Sheet Review

Total assets at March 31, 2012 were $277,259,000, representing a $17,413,000 (6.70%) increase from December 31, 2011.  Investment securities decreased $6,236,000 as compared to December 31, 2011.  Loans decreased $2,620,000 (1.82%) at March 31, 2012 as compared to December 31, 2011, primarily due to loan pay-downs.  Deposits increased $17,580,000 (7.43%) from December 31, 2011.  The increase in deposits is primarily attributable to increases in interest-bearing checking accounts of $8,454,000, in non-interest checking accounts of $4,132,000 and time deposits of $4,994,000.  During the first quarter of 2012, the Bank had an increase in public funds deposits in both interest-bearing and non-interest bearing checking accounts as the result of two bond issues by local public entities.  The allowance for loan losses at March 31, 2012 was $2,738,000, compared to the December 31, 2011 balance of $2,760,000, representing 1.94% of total loans at March 31, 2012, compared to 1.92% of total loans at December 31, 2011. Cash and cash equivalents increased $26,980,000 from December 31, 2011.  Total stockholders’ equity at March 31, 2012 of $22,606,000 increased $424,000 (1.91%) from December 31, 2011.

The following table presents a summary of the Bank’s loan portfolio by loan type at March 31, 2012 and December 31, 2011 (dollars are in thousands).

	March 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Commercial, financial and agricultural	$16,285	11.5%	$18,582	12.9%
Real estate – mortgage	109,803	77.7%	108,974	75.7%
Real estate –construction	10,063	7.1%	11,057	7.7%
Consumer	5,147	3.7%	5,317	3.7%
Total loans	$141,298	100.0%	$143,931	100.0%

The total amount of nonperforming assets, which includes nonaccruing loans, other real estate owned, repossessed collateral and loans for which payments are more than 90 days past due was $18,884,000 at March 31, 2012, representing a decrease of $960,000 (4.84%) from December 31, 2011.  This decrease is primarily attributable to a decrease of $1,968,000 in nonaccrual loans, offset by an increase of $1,005,000 other real estate owned.  Total nonperforming assets were 13.36% of total loans at March 31, 2012, compared to 13.78% at December 31, 2011.  Nonperforming assets represented 6.81% of total assets at March 31, 2012, compared to 7.64% of total assets at December 31, 2011. Nonaccrual loans represented 7.96% of total loans outstanding at March 31, 2012, compared to 9.19% of total loans outstanding at December 31, 2011.  The Bank continues to focus on reducing nonperforming assets and this will be a major strategic objective going forward.  There were no related party loans which were considered to be nonperforming at March 31, 2012.  A summary of non-performing assets at March 31, 2012, December 31, 2011 and March 31, 2011 is presented in the following table (dollars are in thousands).

	March 31, 2012	December 31, 2011	March 31, 2011
Other real estate owned	$7,616	6,611	5,589
Repossessions	5	-	10
Non-accrual loans	11,259	13,226	16,794
Accruing loans 90 days or more past due	4	7	41
	$18,884	19,844	22,434

The table below details the changes in other real estate owned for the three months ending March 31, 2012 and 2011 (dollars are in thousands).

	2012	2011
Balance at January 1	$6,611	5,436
Transfer from loans to other real estate	1,347	283
External and internal sales of other real estate	(341)	(116)
Net write-downs and loss on sales	(1)	(14)
Balance at March 31	$7,616	5,589

At March 31, 2012, the Company had loan concentrations in the housing industry and in the hotel and motel industry. Total commitment amounts for hotel and motel loans were $19,750,000 at March 31, 2012, of which the full amount was funded and outstanding.  The Company’s primary risk relating to the hotel and motel industry is a slowdown in the travel and tourism industry.

As of March 31, 2012, the Company had total commitments for construction and development loans of $11,611,000, of which $8,162,000 was funded and outstanding.  The local housing industry has slowed considerably over the past 24 to 36 months, as has occurred at the state and national level.  New loan requests have been down as compared to prior periods due to this slowdown.  The immediate challenge for the Bank is to finance builders and developers with the financial strength to deal with the current weaker demand, while working with financially weaker builders in an attempt to help them work through this economic downturn.

Results of Operations

Net interest income increased $41,000 (1.94%) in the first three months of 2012 compared to the same period for 2011.  The Bank’s net interest margin for the first three months of 2012 was 3.53%, compared to 3.32% for the same time period during 2011.  Yield on interest earning assets, including nonaccrual loans, for the three-month period ending March 31, 2012 was 4.26%, compared to 4.36% for the three-month period ending March 31, 2011.  Average rate paid on interest bearing liabilities was 0.85% for the three months ending March 31, 2012, compared to 1.19% for the same period during 2011.  The reduction in the average rate paid on interest bearing liabilities is a result of a lower interest rate environment in 2012 and a reduction of $10,958,000 in average time deposits during the first three months of 2012 as compared to the same time period in 2011.

Interest income for the first three months of 2012 was $2,596,000, representing a decrease of $170,000 (6.15%) as compared to the same period in 2011.  Interest expense for the first three months of 2012 decreased $211,000 (32.26%) compared to the same period in 2011.  The decrease in interest income during the first three months of 2012 compared to the same period in 2011 is primarily attributable to a lower average level of outstanding loans in 2012 as compared to 2011.  Year-to-date average loans were $18,106,000 lower during the first three months of 2012 as compared to 2011.  Loan demand continues to be weak in the Bank’s market and loan pay-offs have exceeded production of new loans.  The decrease in average loans was offset by increases in average investment securities of $4,752,000. The decrease in interest expense is primarily attributable to a lower interest rate market and a decrease in interest-bearing liabilities of $12,863,000 during the first three months of 2012 as compared to the same time period for 2011.  The reduction in interest-bearing liabilities is primarily due to decreases in average time deposits of $10,958,000, offset by increases in average interest-bearing demand deposits of $9,373,000 and average savings deposits of $899,000.

The Bank analyzes its allowance for loan losses on a monthly basis.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loans deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For the three months ended March 31, 2012, the provision for loan losses was $100,000, compared to $500,000 for the same period in 2011. The provision for loan losses decreased in 2012 as compared to 2011 as a result of a lower level of historic charge-offs at March 31, 2012 as compared to March 31, 2011.  The historic charge-offs are primarily tied to the construction and real estate development industry, which has continued to experience a prolonged downturn.  However, the Bank has seen its outstanding balances in these categories of loans decline as a result of the overall slowdown in the housing market.  The historic charge-offs are part of the calculation used to determine the adequacy of the loan loss reserve.  The nature of the process by which the Company determines the appropriate allowance for loan losses requires the exercise of considerable judgment.  It is management’s belief that the allowance for loan losses is adequate to absorb possible losses in the portfolio.

The following table summarizes information concerning the allowance for loan losses for the three-month period ended March 31, 2012 and 2011.  Dollar amounts are in thousands.

	Three Months Ending
	March 31,
	2012	2011
Balance at beginning of period	$2,760	$3,528
Charges-offs:
Commercial, financial and agricultural	-	35
Installment	6	3
Real Estate	127	1
Total charge-offs	133	39
Recoveries:
Commercial, financial and agricultural	1	1
Installment	3	5
Real Estate	7	6
Total recoveries	11	12
Net charge-offs	122	27
Provisions charged to operations	100	500
Balance at end of period	$2,738	$4,001
Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.02%

Other income for the first three months of 2012 decreased $8,000 (1.59%) compared to the first three months of 2011. This decrease is primarily attributable to increases of $59,000 in fee income on mortgage loans held for sale and $16,000 in other fee income, offset by $58,000 in charge-offs of fixed assets associated with terminating the lease for a branch in the first quarter of 2012 and a reduction of $23,000 in gains on sales of investment securities during the first quarter of 2012 as compared to the same period in 2011.

Other expenses for the first three months of 2012 decreased $219,000 (10.13%) compared to the first three months in 2011. The decrease is attributable to decreases in salaries and benefits expense of $60,000, in occupancy and equipment expenses of $76,000 and other operating expenses of $83,000.

The reduction in salaries and benefits expense in 2012 as compared to 2011 stems from the implementation of a reduction in force initiative put into place by management in mid-2011.  This initiative involved a combination of employee lay-offs, reduction in pay and furlough days.  Management does not anticipate additional reductions in salaries and benefits through similar measures during 2012.

The reduction in occupancy and equipment expense is primarily due to the Bank closing a branch in late 2011 and terminating the lease agreement with that branch.  Branch personnel were relocated to other branches and the Bank does not anticipate any negative effects regarding this branch closure going forward.

Other operating expenses for the first three months of 2012 decreased primarily as the result of decreases of $58,000 in regulatory fees.  These fees decreased as a result of a new calculation method implemented by the FDIC for payments of FDIC insurance premiums.

The Company had an effective tax rate of 39.87% for the three months ended March 31, 2012.

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

At March 31, 2012, the difference between the Bank’s liabilities and assets repricing or maturing within one year, after applying the betas, was $40,091,000, indicating that the Bank was asset sensitive.  Due to a large percentage of the Bank’s floating rate loans being currently priced at floor rates, meaning that the loans will not reprice in a falling rate environment, rate shock data show that the Bank’s net interest income would increase $222,000 on an annual basis if rates increased 100 basis points, and would increase $51,000 on an annual basis if rates decreased 100 basis points.

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

The Company monitors its liquidity position weekly.  The primary tool used in this analysis is an internal calculation of a liquidity ratio.  This ratio is calculated by dividing the Company’s short-term and marketable assets, including cash, federal funds sold, and unpledged investment securities by the sum of the Company’s deposit liabilities.  At March 31, 2012, the Company’s liquidity ratio was 28.1%.  This level of liquidity is within the Bank’s goal of maintaining a sufficient level of liquidity in all expected economic environments.

The Company maintains relationships with correspondent banks that can provide it with funds on short notice, if needed through secured lines of credit and securities repurchase agreements.  Additional liquidity is provided to the Company through available Federal Home Loan Bank advances, none of which were outstanding at March 31, 2012.

During the first three months of 2012, cash and cash equivalents increased $26,980,000 to a total of $45,175,000 at March 31, 2012.  Cash inflows from operations totaled $1,724,000 during the first three months of 2012, while inflows from financing activities totaled $17,580,000, comprised of net increases in deposits.

Investing activities provided $7,676,000 of cash and cash equivalents, consisting primarily of proceeds from calls, maturities and paydowns of investment securities of $7,316,000 and net decreases in loans of $1,419,000, offset by purchases of investment securities of $1,110,000.  At March 31, 2012, the Bank had $77,138,000 of investment securities available for sale.

Contractual Obligations and Commitments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.  The contract amounts of these instruments reflect the extent of the involvement of the Company in particular classes of financial instruments.  At March 31, 2012, the contractual amounts of the Company’s commitments to extend credit and standby letters of credit were $22,565,000 and $323,000, respectively.

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

Capital

The following tables present the Bank’s regulatory capital position at March 31, 2012 and December 31, 2011, based on the regulatory capital requirements of federal banking agencies, along with the minimum ratios established by those banking agencies.  According to the Bank's Consent Order with the FDIC and the GDBF, the Bank must have and maintain a Tier I (Leverage) Capital ratio of not less than 8% and a Total Risk-based Cpital ratio of at least 10%.  The capital ratios of the Company are essentially the same as those of the Bank at March 31, 2012 and December 31, 2011 and therefore only the Bank’s ratios are presented.

Risk-Based Capital Ratios	March 31, 2012	March 31, 2011

Tier 1 Capital, Actual	12.4%	12.0%
Tier 1 Capital minimum requirement	4.0%	4.0%

Excess	8.4%	8.0%

Total Capital, Actual	13.7%	13.3%
Total Capital minimum requirement	8.0%	8.0%

Excess	5.7%	5.3%

Leverage Ratio

Tier 1 Capital to adjusted total assets	7.3%	7.2%
Minimum leverage requirement	4.0%	4.0%

Excess	3.3%	3.2%

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

Not applicable because the registrant is a smaller reporting company.

Item 4T.  Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934) and pursuant to such evaluation, concluded that our disclosure controls and procedures were effective as of March 31, 2012.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

*  Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCONEE FINANCIAL CORPORATION

By:	/s/ B. Amrey Harden
B. Amrey Harden, President and CEO (Principal Executive Officer)

Date:	May 15, 2012

By:	/s/ Steven A. Rogers
Steven A. Rogers, Vice President and CFO (Principal Accounting Officer)

Date:	May 15, 2012